Form 10-Q
period 1996-04-28
GARDEN RIDGE CORP
filed 1996-06-11
CIK 923408

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                   For Quarterly Period Ended: April 28, 1996

                        Commission File Number: 0-24442


                            GARDEN RIDGE CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                        13-3671679
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

               19411 Atrium Place, Suite 170, Houston, Texas 77084 (Address of principal executive offices) (Zip Code)

                                 (713) 579-7901
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                                      OUTSTANDING AT JUNE 10, 1996
Common Stock, $.01 Par Value                              8,713,533 shares

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 January 28,  April 28,
ASSETS                                                              1996        1996
                                                                  --------    --------
CURRENT ASSETS:
         Cash and cash equivalents ............................   $  7,544    $    126
         Accounts receivable ..................................        906         627
         Notes receivable .....................................      2,582       2,568
         Inventories ..........................................     27,850      36,319
         Deferred income taxes ................................        575         575
         Prepaid expenses .....................................      1,114       2,151
                                                                  --------    --------
                  Total current assets ........................     40,571      42,366

PROPERTY AND EQUIPMENT, at cost:
         Land held for sale/leaseback .........................        478         478
         Leasehold improvements ...............................     11,966      13,185
         Furniture and fixtures ...............................      6,509       8,184
         Equipment ............................................      9,460      12,873
                                                                  --------    --------
         Total property and equipment .........................     28,413      34,720
Less - Accumulated depreciation and amortization ..............     (6,823)     (7,696)
                                                                  --------    --------
         Net property and equipment ...........................     21,590      27,024

OTHER ASSETS:
         Intangibles and deferred charges, net ................     10,891      10,753
         Deferred income taxes ................................        136         136
         Other ................................................        138         141
                                                                  ========    ========
                  Total assets ................................   $ 73,326    $ 80,420
                                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable .....................................   $ 10,563    $ 18,755
         Accrued liabilities ..................................      3,555       3,708
         Federal income taxes payable .........................      3,377         700
                                                                  --------    --------
           Total current liabilities ..........................     17,495      23,163
LONG-TERM DEBT AND OTHER, net of current portion ..............        300       1,100
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY:
     Common stock, 7,545,051 and 7,709,433 shares outstanding .         79          79
     Paid-in capital ..........................................     42,489      42,493
     Retained earnings ........................................     13,043      13,628
     Less - Treasury stock, 357,557 and 193,175 shares, at cost        (80)        (43)
                                                                  --------    --------
            Total common stockholders' equity .................     55,531      56,157
                                                                  ========    ========
            Total liabilities and common stockholders' equity .   $ 73,326    $ 80,420
                                                                  ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                        2
                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                               Thirteen Weeks Ended
                                                             --------------------------
                                                               April 30,     April 28,
                                                                 1995           1996
                                                             -----------    -----------
SALES ....................................................   $    26,597    $    39,220
COST OF SALES ............................................        16,896         25,097
                                                             -----------    -----------
        Gross Profit .....................................         9,701         14,123
OPERATING EXPENSES:
    Store operating ......................................         7,420         10,941
    General and administrative ...........................         1,179          1,473
    Amortization of intangibles and deferred charges .....           153            153
    Preopening costs .....................................           338            691
                                                             -----------    -----------
       Total operating expenses ..........................         9,090         13,258
                                                             -----------    -----------
       Income from operations ............................           611            865
INTEREST INCOME (EXPENSE) ................................          (410)            95
                                                             -----------    -----------
       Income before income taxes ........................           201            960
INCOME TAXES .............................................            78            374
                                                             -----------    -----------
       Net income ........................................           123            586

PREFERRED STOCK DIVIDENDS ................................          (148)          --
                                                             -----------    -----------
       Net income (loss) available to common stockholders    $       (25)   $       586
                                                             ===========    ===========
INCOME  PER COMMON AND COMMON
    EQUIVALENT SHARE:
        Net ..............................................   $       .02    $       .07
        Preferred stock dividends ........................          (.02)          --
                                                             -----------    -----------
        Net income (loss) available to common stockholders   $      (.00)   $       .07
                                                             -----------    -----------
WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING ................     5,054,538      8,202,428
                                                             ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        3
                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Thirteen Weeks Ended
                                                                   ------------------
                                                                   April 30, April 28,
                                                                    1995       1996
                                                                   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ................................................   $   123    $   586
                                                                   -------    -------
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities --
        Depreciation and amortization of property and equipment        498        872
        Amortization of intangibles and deferred charges .......       153        153
        (Increase) decrease in assets -
           Accounts receivable .................................      (203)       279
           Notes receivable ....................................        16         14
                  Inventories ..................................    (4,448)    (8,469)
           Prepaid expenses ....................................       297     (1,037)
           Intangibles and deferred charges ....................       (11)       (15)
           Deposits and other ..................................      --           (3)
        Increase (decrease) in liabilities -
           Accounts payable ....................................     4,991      8,192
           Accrued liabilities .................................       189        153
           Federal income taxes payable ........................    (1,522)    (2,677)
                                                                   -------    -------
           Total adjustments ...................................       (40)    (2,538)
                                                                   -------    -------
           Net cash provided by (used in) operating activities .        83     (1,952)
                                                                   -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ......................................    (3,601)    (6,307)
                                                                   -------    -------
           Net cash used in investing activities ...............    (3,601)    (6,307)
                                                                   -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under revolving credit agreement ...............     3,650        800
     Purchase of treasury stock ................................      --           37
     Proceeds from exercise of stock options and warrants ......      --            4
     Payments on term loan .....................................       (48)      --
                                                                   -------    -------
           Net cash provided by (used in) financing activities .     3,602        841
                                                                   -------    -------
 NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS ....................................................        84     (7,418)
                                                                   -------    -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD .........................................................       117      7,544
                                                                   =======    =======
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................   $   201    $   126
                                                                   =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:
      Cash paid during the period for --
                  Interest .....................................   $   537    $    27
                  Income taxes .................................     1,600      3,010

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         The accompanying consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company, all adjustments necessary for the fair presentation of the unaudited results for the periods have been included. Because of the seasonal nature of the Company's business, results for such interim periods are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for fiscal year ended January 28, 1996.

         Earnings per common share and common equivalent share were computed using the treasury stock method and by dividing net income available to common stockholders by the weighted average number of shares of common stock of the Company and common stock equivalents, which consist of warrants and options, outstanding during the periods.

         In connection with the Company's Initial Public Offering of its common stock on May 16, 1995 (the "Initial Offering"), the Company's Board of Directors approved a 4.5 to 1 stock split which has been reflected in the Company's accompanying consolidated financial statements and notes thereto.

2.       PUBLIC OFFERINGS:

         The Company completed its Initial Offering, pursuant to which the Company sold 2,900,000 shares of Common Stock at the price of $15.00 per share (including 390,000 shares sold pursuant to the exercise of the underwriters' over-allotment option). Net proceeds of the Initial Offering, after deducting the underwriting discount and expenses, were approximately $39.5 million. Proceeds of the Initial Offering were used to (i) redeem all of the Company's preferred stock including dividends, (ii) repay the Company's fixed rate and floating rate subordinated notes, and (iii) repay the Company's lines of credit. The remaining proceeds of approximately $11 million from the Initial Offering were retained to fund expansion and for general working capital requirements.

         The Company completed a secondary public offering of its common stock on April 30, 1996 (the "Secondary Offering"), pursuant to which the Company sold 1,000,000 shares of Common Stock at the price of $51.75 per share (including 210,000 shares sold pursuant to the exercise of the underwriters' over-allotment option). Net proceeds of the Secondary Offering, after deducting the underwriting discount and expenses were approximately $48.7 million. Proceeds were retained to fund expansion and for general working capital purposes.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The Company's fiscal year ends on the last Sunday in January in each year resulting in either a 52 or 53 week year. References to fiscal years by date refer to the fiscal year ending in that calendar year, for example, "fiscal 1997" refers to the fiscal year ending January 26, 1997.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated income statement data expressed as a percentage of sales.

                                                           Thirteen Weeks Ended
                                                          --------------------
                                                          April 30,  April 28,
                                                            1995       1996
                                                          -------      -------
Sales ..............................................        100.0%       100.0%
Cost of sales ......................................         63.5         64.0
                                                          -------      -------
     Gross profit ..................................         36.5         36.0
Operating expenses:
     Store operating ...............................         27.9         27.9
     General and administrative ....................          4.4          3.7
     Amortization of intangibles and deferred
charges ............................................          0.6          0.4
     Preopening costs ..............................          1.3          1.8
                                                          -------      -------
          Income from operations ...................          2.3          2.2
Interest income (expense) ..........................         (1.5)         0.2
Income taxes .......................................         (0.3)        (0.9)
                                                          =======      =======
               Net income ..........................          0.5%         1.5%
                                                          =======      =======


FIRST QUARTER ENDED APRIL 28, 1996 COMPARED TO FIRST QUARTER ENDED APRIL 30,
1995

         Sales in the first quarter of fiscal 1997 increased $12.6 million, or 47.0%, to $39.2 million from $26.6 million in the first quarter of fiscal 1996. The increase was primarily attributable to the opening of the Pineville (Charlotte) and Jacksonville stores in March 1996, sales from three stores opened in the third quarter of fiscal 1996 and the results of a full quarter's sales volume from the Louisville store which opened in March 1995. Comparable store sales were even with the same period last year. Excluding the first week of February when many of the Company's stores were closed due to ice storms and inclement weather, sales at comparable stores increased 2%.

         Gross profit as a percentage of sales decreased to 36.0% in the first quarter of fiscal 1997 as compared to 36.5% for the comparable period in fiscal 1996. This decrease in gross profit as a percentage of sales was due to higher occupancy costs as a percentage of sales.

         Store operating expenses increased $3.5 million, or 47.3%, in the first quarter of fiscal 1997 primarily as a result of the opening of new stores.

         General and administrative expenses increased $294,000, or 24.9%, to $1.5 million in the third quarter of fiscal 1997 as compared to $1.2 million in the first quarter of fiscal 1996. This increase generally related to corporate personnel additions. General and administrative expenses as a percentage of sales decreased in the first quarter of fiscal 1997 to 3.7% from 4.4% in the comparable period of 1996, reflecting the higher level of sales in fiscal 1997.

         Preopening costs of $691,000 in the first quarter of fiscal 1997 relate to the opening of the Pineville (Charlotte) and Jacksonville stores in March 1996. The Company's policy is to expense preopening costs in the month a store commences operations.

         Interest income was $95,000, or 0.2% of sales in the first quarter of fiscal 1997, as compared to interest expense of $410,000, or 1.5% of sales in the comparable period of 1996. This change primarily resulted from the repayment of the Company's long-term debt with proceeds from the Initial Offering and the investment of excess cash by the Company.

         Income taxes were $374,000, representing an effective tax rate of 39.0% for the first quarter of fiscal 1997, as compared to $78,000, or 38.8% in the comparable period of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company completed a secondary public offering of its common stock on April 30, 1996 (the "Secondary Offering"), pursuant to which the Company sold 1,000,000 shares of Common Stock at the price of $51.75 per share (including 210,000 shares sold pursuant to the exercise of the underwriters' over-allotment option). Net proceeds of the Secondary Offering, after deducting the underwriting discount and expenses were approximately $48.7 million. Proceeds were retained to fund expansion and for general working capital purposes.

         The Company's primary sources of working capital are cash flow from operations and borrowings under its lines of credit. The Company had working capital of $19.2 million at April 28, 1996. The Company currently has a $10 million line of credit and $5 million real estate line of credit which, after giving effect to the proceeds of the Secondary Offering, have no outstanding borrowings under them. Management believes the Company has sufficient working capital, cash flow from operating activities and available unused credit capacity to sustain current growth plans.

                                        7

                            GARDEN RIDGE CORPORATION

                           PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule


         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the period covered by this report.

                            GARDEN RIDGE CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date:    June 11, 1996                        GARDEN RIDGE CORPORATION
                                                     (Registrant)



                                              By: /s/ Jane L. Arbuthnot
                                                      Jane. L. Arbuthnot
                                              Chief Financial Officer


                                  EXHIBIT INDEX


                                                                     Sequential
EXHIBIT NUMBER             DESCRIPTION                               PAGE NUMBER

         27                Financial Data Schedule                        11

