Form 10-Q
period 1996-07-28
GARDEN RIDGE CORP
filed 1996-09-11
CIK 923408

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended:                 July 28, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                                 OUTSTANDING AT SEPTEMBER 6, 1996
Common Stock, $.01 Par Value                          17,810,766 shares

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           January 28,   July 28,
ASSETS                                                                                        1996        1996
                                                                                            --------    ---------
CURRENT ASSETS:
     Cash and cash equivalents ..........................................................   $  7,544    $  33,786
     Accounts receivable ................................................................        906        2,756
     Notes receivable ...................................................................      2,582         --
     Inventories ........................................................................     27,850       46,854
     Deferred income taxes ..............................................................        575          575
     Prepaid expenses ...................................................................      1,114        2,853
                                                                                            --------    ---------
          Total current assets ..........................................................     40,571       86,824
PROPERTY AND EQUIPMENT, at cost:
     Land held for Sale/leaseback .......................................................        478          478
     Leasehold improvements .............................................................     11,966       14,975
     Furniture and fixtures .............................................................      6,509        9,391
     Equipment ..........................................................................      9,460       14,356
                                                                                            --------    ---------
           Total property and equipment .................................................     28,413       39,200
     Less - Accumulated depreciation and amortization ...................................     (6,823)      (8,806)
                                                                                            --------    ---------
           Net property and equipment ...................................................     21,590       30,394
OTHER ASSETS:
     Intangibles and deferred charges, net ..............................................     10,891       10,565
     Deferred income taxes ..............................................................        136          136
     Other ..............................................................................        138           27
                                                                                            ========    =========
           Total assets .................................................................   $ 73,326    $ 127,946
                                                                                            ========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ...................................................................   $ 10,563    $  15,445
     Accrued liabilities ................................................................      3,555        4,436
     Federal income taxes payable .......................................................      3,377          820
                                                                                            --------    ---------
           Total current liabilities ....................................................     17,495       20,701
LONG-TERM DEBT AND OTHER, net of current portion ........................................        300          300
COMMON STOCKHOLDERS' EQUITY:
     Common stock, 15,090,102 and 17,810,766 shares outstanding, respectively ...........         79           91
     Paid-in capital ....................................................................     42,489       92,588
     Retained earnings ..................................................................     13,043       14,308
     Less - Treasury stock, 715,114 and 376,950 shares at cost, respectively ............       (80)         (42)
                                                                                            --------    ---------
            Total common stockholders' equity ...........................................     55,531      106,945
                                                                                            ========    =========
            Total liabilities and common stockholders' equity ...........................   $ 73,326    $ 127,946
                                                                                            ========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         Thirteen Weeks Ended           Twenty Six Weeks Ended
                                                      -----------------------------   -----------------------------
                                                           July 30,       July 28,        July 30,       July 28,
                                                            1995            1996            1995            1996
                                                       ------------    ------------    ------------    ------------
SALES ..............................................   $     26,650    $     45,116    $     53,247    $     84,336
COST OF SALES ......................................         17,193          28,895          34,089          53,992
                                                       ------------    ------------    ------------    ------------
      Gross profit .................................          9,457          16,221          19,158          30,344
OPERATING EXPENSES:
    Store operating ................................          7,529          13,216          14,949          24,157
    General and administrative .....................          1,097           1,647           2,276           3,120
    Amortization of intangibles and deferred charges            153             188             306             341
    Preopening costs ...............................           --               582             338           1,273
                                                       ------------    ------------    ------------    ------------
       Total operating expenses ....................          8,779          15,633          17,869          28,891
                                                       ------------    ------------    ------------    ------------
       Income from operations ......................            678             588           1,289           1,453
INTEREST INCOME (EXPENSE) ..........................             65             525            (345)            620
                                                       ------------    ------------    ------------    ------------
       Income before income taxes ..................            743           1,113             944           2,073
INCOME TAXES .......................................            290             434             368             808
                                                       ------------    ------------    ------------    ------------
       Net  income .................................            453             679             576           1,265
PREFERRED STOCK DIVIDENDS ..........................             (5)           --              (153)           --
                                                       ============    ============    ============    ============
       Net income available to common stockholders .   $        448    $        679    $        423    $      1,265
                                                       ============    ============    ============    ============
INCOME  PER COMMON AND COMMON
    EQUIVALENT SHARE:
        Net income .................................   $        .03    $        .04    $        .05    $        .07
        Preferred stock dividends ..................           (.00)           (.00)           (.02)            (00)
                                                       ------------    ------------    ------------    ------------
        Net income available to common  stockholders   $        .03    $        .04    $        .03    $        .07
                                                       ------------    ------------    ------------    ------------
WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING ..........     15,279,672      18,456,802      12,705,724      17,432,082
                                                       ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Twenty Six Weeks Ended
                                                                        ----------------------
                                                                          July 30,    July 28,
                                                                            1995        1996
                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income........................................................   $    576    $  1,265
                                                                          --------    --------
     Adjustments to reconcile net income to net cash used in operating activities --
        Depreciation and amortization of property and equipment .......      1,050       1,983
        Amortization of intangibles and deferred charges ..............        306         326
        (Increase) decrease in assets -
           Accounts receivable ........................................       (188)     (1,850)
           Notes receivable ...........................................         30       2,582
           Inventories ................................................    (10,865)    (19,004)
           Prepaid expenses ...........................................        410      (1,739)
           Intangibles and deferred charges ...........................        (11)       --
           Deposits and other .........................................      1,242         111
        Increase (decrease) in liabilities -
           Accounts payable ...........................................      2,377       4,882
           Accrued liabilities ........................................        619         881
           Federal income taxes payable ...............................     (1,303)     (2,557)
                                                                          --------    --------
           Total adjustments ..........................................     (6,333)    (14,385)
                                                                          --------    --------
           Net cash used in operating activities ......................     (5,757)    (13,120)
                                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .............................................     (7,467)    (10,787)
                                                                          --------    --------
           Net cash used in investing activities ......................     (7,467)    (10,787)
                                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from public offerings of common stock ...............     39,495      48,741
     Payments on long-term debt to related parties ....................    (15,000)       --
     Redemption of cumulative preferred stock .........................     (7,498)       --
     Borrowings under revolving credit agreement ......................      4,625        --
     Payments on revolving credit agreement ...........................     (6,275)       --
     Proceeds from exercise of stock options and warrants .............      1,318       1,370
     Common stock reissued from treasury ..............................       --            38
     Payments on term loan ............................................        (80)       --
                                                                          --------    --------
           Net cash provided by financing activities ..................     16,585      50,149
                                                                          --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS ......................................................      3,361      26,242
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD ..........................................................        117       7,544
                                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................   $  3,478    $ 33,786
                                                                          ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:
      Cash paid during the period for --
          Interest.....................................................   $    676     $    51
          Income taxes ................................................      1,671       3,010

The accompanying notes are an integral part of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company, all adjustments necessary for the fair presentation of the unaudited results for the periods have been included. Because of the seasonal nature of the Company's business, results for such interim periods are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996.

     Earnings per common share and common equivalent share were computed using the treasury stock method and by dividing net income available to common stockholders by the weighted average number of shares of common stock of the Company and common stock equivalents, which consist of warrants and options, outstanding during the period.

     In connection with the Company's initial public offering of its common stock on May 16, 1995 (the "Initial Offering"), the Company's Board of Directors approved a 4.5 to 1 stock split. In addition, the Company's Board of Directors approved a 2 to 1 stock split effective June 28, 1996. All share and per share information in the accompanying consolidated financial statements and notes have been restated to reflect the stock splits as if they occurred as of the beginning of the earliest period presented.

2. PUBLIC OFFERINGS:

     The Company completed its Initial Offering, pursuant to which the Company sold 5,800,000 shares of Common Stock at the price of $7.50 per share (including 780,000 shares sold pursuant to the exercise of the underwriters over-allotment option). Net proceeds of the Initial Offering, after deducting the underwriting discount and expenses, were approximately $39.5 million. Proceeds of the Initial Offering were used to (i) redeem all of the Company's preferred stock including dividends, (ii) repay the Company's fixed rate and floating rate subordinated notes, and (iii) repay the Company's lines of credit. The remaining proceeds of approximately $11 million from the Initial Offering were retained to fund expansion and for general working capital requirements.

The Company completed a secondary public offering of its common stock on April 30, 1996 (the "Secondary Offering"), pursuant to which the Company sold 2,000,000 shares of Common Stock at the price of $25.88 per share (including 420,000 shares sold pursuant to the exercise of the underwriters' over-allotment option). Net proceeds of the Secondary Offering, after deducting the underwriting discount and expenses were approximately $48.7 million. Proceeds were retained to fund expansion and for general working capital purposes.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The Company's fiscal year ends on the last Sunday in January in each year resulting in either a 52 or 53 week year. References to fiscal years by date refer to the fiscal year ending in that calendar year; for example, "fiscal 1997" refers to the fiscal year ending January 26, 1997.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated income statement data expressed as a percentage of sales.

                                              Thirteen Weeks Ended     Twenty Six Weeks Ended
                                              --------------------     ----------------------
                                                July 30, July 28,       July 30,  July 28,
                                                 1995     1996           1995      1996
                                              ---------- ---------     ---------- -----------
Sales .......................................     100.0%    100.0%         100.0%    100.0%
Cost of sales ...............................      64.5      64.0           64.0      64.0
                                              ---------- ---------     ---------- -----------
     Gross profit ...........................      35.5      36.0           36.0      36.0
Operating expenses:
     Store operating ........................      28.3      29.3           28.1      28.6
     General and administrative .............       4.1       3.7            4.3       3.7
     Amortization of intangibles and deferred
charges .....................................       0.6       0.4            0.6       0.4
     Preopening costs .......................       0.0       1.3            0.6       1.5
                                              ---------- ---------     ---------- -----------
          Income from operations ............       2.5       1.3            2.4       1.8
Interest income (expense) ...................       0.2       1.2           (0.6)      0.7
Income taxes ................................      (1.1)     (1.0)          (0.7)     (1.0)
                                              ========== =========     ========== ===========
               Net income ...................       1.7%      1.5%           1.1%      1.5%
                                              ========== =========     ========== ===========

SECOND QUARTER ENDED JULY 28, 1996 COMPARED TO SECOND QUARTER ENDED
JULY 30, 1995

     Sales in the second quarter of fiscal 1997 increased $18.4 million, or 69.0%, to $45.1 million from $26.7 million in the second quarter of fiscal 1996. The increase was primarily attributable to the opening of the Tulsa store and an additional Houston store in May 1996, two stores opened in the first quarter of fiscal 1997 and three stores opened in the third quarter of fiscal 1996. Comparable store sales, those stores open a full fourteen months, decreased 2% over the same period last year.

     Gross profit as a percentage of sales increased to 36.0% in the second quarter of fiscal 1997 as compared to 35.5% for the comparable period in fiscal 1996. This increase in gross profit as a percentage of sales was a result of higher product margins in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996.

     Store operating expenses increased $5.7 million, or 75.5%, in the second quarter of fiscal 1997 primarily as a result of fifteen stores operating during the quarter compared to eight stores operating in the same quarter of the prior year.

     General and administrative expenses increased $550,000, or 50.1%, to $1.6 million in the second quarter of fiscal 1997 as compared to $1.1 million in the second quarter of fiscal 1996. This increase generally relates to corporate personnel additions. General and administrative expenses as a percentage of sales decreased in the second quarter of fiscal 1997 to 3.7% from 4.1% in the comparable period of fiscal 1996, reflecting the higher level of sales in fiscal 1997.

     Preopening costs of $582,000 in the second quarter of fiscal 1997 relate to the opening of the Webster (Houston) and Tulsa stores in May 1996. The Company's policy is to expense preopening costs in the month a store commences operations.

     Interest income was $525,000, or 1.2% of sales in the second quarter of fiscal 1997, as compared to $65,000, or 0.2% of sales in the comparable period of fiscal 1996. This change was a result of the repayment of all long-term debt with the use of proceeds of the Initial Offering and the investment of excess cash from the Company's Secondary Offering.

     Income taxes were $434,000, representing an effective tax rate of 39.0% for the second quarter of fiscal 1997, as compared to $290,000, or 39.0%, in the comparable period of fiscal 1996.


TWENTY SIX WEEKS ENDED JULY 28, 1996 COMPARED TO TWENTY SIX WEEKS ENDED JULY 30, 1995

     Sales in the first half of fiscal 1997 increased $31.1 million, or 58.4%, to $84.3 million from $53.2 million in the first half of fiscal 1996. The increase was primarily attributable to the opening of the Tulsa store and an additional Houston store in May 1996, two stores opened in the first quarter of fiscal 1997, and three stores opened in the third quarter of fiscal 1996. Comparable store sales decreased 1% over the same period last year.

     Gross profit as a percentage of sales was 36.0% in the first half of fiscal 1997, the same as the comparable period in fiscal 1996. This was due to increased occupancy and buying costs as a percentage of sales in the first quarter of fiscal 1997 offset by higher product margins in the second quarter of fiscal 1997.

     Store operating expenses increased $9.2 million, or 61.6%, in the first half of fiscal 1997 due to fifteen stores operating during the first half compared to eight stores in the same period of the prior year.

     General and administrative expenses increased $844,000, or 37.1%, to $3.1 million in the first half of fiscal 1997 as compared to $2.3 million in the same period last year. This increase principally relates to corporate personnel additions. As a percentage of sales, general and administrative expenses decreased to 3.7% for the first half of fiscal 1997 compared to 4.3% for the same period last year.

     Interest income increased $965,000, or 279.0% to $620,000 in the first half of fiscal 1997 as compared to interest expense of $345,000 in the same period last year. The increase is a result of the repayment of all of the Company's long-term debt as a result of the Initial Offering and investment of excess cash from the Company's Secondary Offering.

     Income taxes were $808,000, an effective tax rate of 39.0% for the first half of fiscal 1997 compared to 39.0% in the comparable period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

     The Company completed its Secondary Offering pursuant to which the Company sold 2,000,000 shares of Common Stock at the price of $25.88 per share (including 420,000 shares sold pursuant to the exercise of the underwriters' over-allotment option). Net proceeds of the Secondary Offering, after deducting the underwriting discount and expenses were approximately $48.7 million. Proceeds were retained to fund expansion and for general working capital purposes.

     The Company's primary sources of working capital are cash flow from operations and borrowings under its lines of credit. The Company had working capital of $66.1 million at July 28, 1996. The Company currently has a $10 million line of credit and $5 million real estate line of credit which have no outstanding borrowings under them. Management believes the Company has sufficient working capital, cash flow from operating activities and available unused credit capacity to sustain current growth plans.

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

Date: September 9, 1996                GARDEN RIDGE CORPORATION
                                           (Registrant)

                                        By: /s/ Jane L. Arbuthnot
                                        -------------------------
                                        Jane. L. Arbuthnot
                                        Chief Financial Officer

                                  EXHIBIT INDEX

                                                                    SEQUENTIAL
EXHIBIT NUMBER               DESCRIPTION                            PAGE NUMBER
     27                      Financial Data Schedule                     12