Form 10-Q
period 1996-10-27
GARDEN RIDGE CORP
filed 1996-12-11
CIK 923408

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



              Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarterly Period Ended:         October 27, 1996

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


         CLASS                                  OUTSTANDING AT DECEMBER 9, 1996
Common Stock, $.01 Par Value                            17,830,764 shares

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                          January      October
                                                            28,          27,
ASSETS                                                     1996         1996
                                                          --------    ---------
CURRENT ASSETS:
     Cash and cash equivalents ........................   $  7,544    $  28,036
     Accounts receivable ..............................        906        3,219
     Notes receivable .................................      2,582         --

Inventories ...........................................     27,850       61,285
     Deferred income taxes ............................        575          575
     Prepaid expenses .................................      1,114        2,969
                                                          --------    ---------
          Total current assets ........................     40,571       96,084
PROPERTY AND EQUIPMENT, at cost:
     Land held for sale/leaseback .....................        478          478
     Leasehold improvements ...........................     11,966       16,231
     Furniture and fixtures ...........................      6,509       11,235

Equipment .............................................      9,460       16,113
                                                          --------    ---------
           Total property and equipment ...............     28,413       44,057
     Less - Accumulated depreciation and amortization .     (6,823)     (10,097)
                                                          --------    ---------
           Net property and equipment .................     21,590       33,960
OTHER ASSETS:
     Intangibles and deferred charges, net ............     10,891       10,377
     Deferred income taxes ............................        136          136

Other .................................................        138           17
                                                          ========    =========
           Total assets ...............................   $ 73,326    $ 140,574
                                                          ========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable .................................   $ 10,563    $  25,781
     Accrued liabilities ..............................      3,555        6,090
     Federal income taxes payable .....................      3,377          788
                                                          --------    ---------
           Total current liabilities ..................     17,495       32,659
LONG-TERM DEBT AND OTHER, net of current portion ......        300          300
COMMON STOCKHOLDERS' EQUITY:
     Common stock, 15,090,102 and 17,810,766 shares
          outstanding .................................        158          182
     Paid-in capital ..................................     42,410       92,497
     Retained earnings ................................     13,043       14,978
     Less - Treasury stock, 715,114 and 376,950
          shares at cost, respectively ................        (80)         (42)
                                                          --------    ---------
            Total common stockholders' equity .........     55,531      107,615
                                                          ========    =========
            Total liabilities and common
                 stockholders' equity .................   $ 73,326    $ 140,574
                                                          ========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    Thirteen Weeks Ended                  Thirty Nine Weeks Ended
                                                                 ------------------------------      ------------------------------
                                                                    October          October            October            October
                                                                      29,               27,                29,               27,
                                                                     1995              1996               1995              1996
                                                                 ------------      ------------      ------------      ------------

SALES ......................................................     $     37,952      $     55,631      $     91,199      $    139,967

COST OF SALES ..............................................           23,540            35,120            57,629            89,112
                                                                 ------------      ------------      ------------      ------------
      Gross profit .........................................           14,412            20,511            33,570            50,855

OPERATING EXPENSES:
    Store operating ........................................           11,081            16,787            26,030            40,944
    General and administrative .............................            1,195             1,701             3,471             4,821
    Amortization of intangibles and deferred charges .......              153               188               459               529
    Preopening costs .......................................            1,057             1,095             1,395             2,368
                                                                 ------------      ------------      ------------      ------------
       Total operating expenses ............................           13,486            19,771            31,355            48,662
                                                                 ------------      ------------      ------------      ------------
       Income from operations ..............................              926               740             2,215             2,193

INTEREST INCOME (EXPENSE) ..................................              120               358              (225)              978
                                                                 ------------      ------------      ------------      ------------
       Income before income taxes ..........................            1,046             1,098             1,990             3,171
INCOME TAXES ...............................................              408               428               776             1,236
                                                                 ------------      ------------      ------------      ------------
       Net income ..........................................              638               670             1,214             1,935

PREFERRED STOCK DIVIDENDS ..................................             --                --                (153)             --
                                                                 ============      ============      ============      ============
       Net income available to common stockholders .........     $        638      $        670      $      1,061      $      1,935
                                                                 ============      ============      ============      ============


INCOME  PER COMMON AND COMMON
  EQUIVALENT SHARE:
        Net income .........................................     $        .04      $        .04      $        .09      $        .11
        Preferred stock dividends ..........................             (.00)             (.00)             (.01)              (00)
                                                                 ------------      ------------      ------------      ------------
        Net income available to common stockholders ........     $        .04      $        .04      $        .08      $        .11
                                                                 ------------      ------------      ------------      ------------

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING .....................       16,351,228        18,426,340        13,893,956        17,767,225
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

                      GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                         Thirty Nine Weeks Ended
                                                          ----------------------
                                                           October      October
                                                              29,          27,
                                                             1995         1996
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .........................................  $  1,214    $  1,935
                                                           --------    --------
     Adjustments to reconcile net income to net cash
        used in operating activities --
        Depreciation and amortization of
           property and equipment .......................     1,739       3,274
        Amortization of intangibles and deferred charges        459         514
        (Increase) decrease in assets -
           Accounts receivable ..........................       (32)     (2,313)
           Notes receivable .............................        46       2,582
           Inventories ..................................   (21,606)    (33,435)
           Prepaid expenses .............................       461      (1,855)
           Intangibles and deferred charges .............       (11)       --
           Deposits and other ...........................     1,236         121
        Increase (decrease) in liabilities -
           Accounts payable .............................    12,521      15,218
           Accrued liabilities ..........................     2,231       2,535
           Federal income taxes payable .................    (1,259)     (2,589)
                                                           --------    --------
           Total adjustments ............................    (4,215)    (15,948)
                                                           --------    --------
           Net cash used in operating activities ........    (3,001)    (14,013)
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ...............................   (10,667)    (15,644)
                                                           --------    --------
           Net cash used in investing activities ........   (10,667)    (15,644)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from public offerings of common stock .    39,495      48,741
     Payments on long-term debt to related parties ......   (15,000)       --
     Redemption of cumulative preferred stock ...........    (7,498)       --
     Borrowings under revolving credit agreement ........     4,625        --
     Payments on revolving credit agreement .............    (6,275)       --
     Proceeds from exercise of stock options and warrants     1,371       1,370
     Common stock reissued from treasury ................      --            38
     Payments on term loan ..............................       (96)       --
                                                           --------    --------
           Net cash provided by financing activities ....    16,622      50,149
                                                           --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS ........................................     2,954      20,492
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD .............................................       117       7,544
                                                           --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............  $  3,071    $ 28,036
                                                           ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:
      Cash paid during the period for --

          Interest ......................................  $    679    $     54
          Income taxes ..................................     2,035       3,010

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

      Income per common share and common equivalent share were computed using the treasury stock method and by dividing net income available to common stockholders by the weighted average number of shares of common stock of the Company and common stock equivalents, which consist of warrants and options, outstanding during the period.

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated income statement data expressed as a percentage of sales.

                                            Thirteen Weeks    Thirty Nine Weeks
                                                Ended               Ended
                                           ----------------  -------------------
                                           October  October  October    October
                                            29,       27,       29,       27,
                                            1995     1996      1995      1996
                                           -----     -----     -----     -----
Sales ..................................   100.0%    100.0%    100.0%    100.0%
Cost of sales ..........................    62.0      63.1      63.2      63.7
                                           -----     -----     -----     -----
     Gross profit ......................    38.0      36.9      36.8      36.3
Operating expenses:
     Store operating ...................    29.2      30.2      28.6      29.2
     General and administrative ........     3.1       3.1       3.8       3.4
     Amortization of intangibles
        and deferred charges ...........     0.4       0.3       0.5       0.4
     Preopening costs ..................     2.8       2.0       1.5       1.7
                                           -----     -----     -----     -----
          Income from operations .......     2.5       1.3       2.4       1.6
Interest income (expense) ..............     0.3       0.6      (0.2)      0.7
Income
taxes ..................................    (1.1)     (0.7)     (0.9)     (0.9)
                                           =====     =====     =====     =====
               Net income ..............     1.7%      1.2%      1.3%      1.4%
                                           =====     =====     =====     =====


THIRD QUARTER ENDED OCTOBER 27, 1996 COMPARED TO THIRD QUARTER ENDED OCTOBER 29, 1995

      Sales in the third quarter of fiscal 1997 increased $17.7 million, or 46.6%, to $55.6 million from $37.9 million in the third quarter of fiscal 1996. The increase was primarily attributable to the opening of the St. Louis, Greenville and Richmond stores during the third quarter, two stores opened in the second quarter and two stores opened in the first quarter of fiscal 1997. Comparable store sales, those stores open a full fourteen months, decreased 3% over the same period last year.

      Gross profit as a percentage of sales decreased to 36.9% in the third quarter of fiscal 1997 as compared to 38.0% for the comparable period in fiscal 1996. This decrease in gross profit as a percentage of sales was a result of higher buying and occupancy costs as a percentage of sales.

      Store operating expenses increased $5.7 million, or 51.5%, in the third quarter of fiscal 1997 primarily as a result of eighteen stores operating during the quarter compared to eleven stores operating in the same quarter of the prior year.

      General and administrative expenses increased $506,000, or 42.3%, to $1.7 million in the third quarter of fiscal 1997 as compared to $1.2 million in the third quarter of fiscal 1996. This increase generally relates to corporate personnel additions. General and administrative expenses as a percentage of sales remained the same as the comparable period of fiscal 1996.

      Preopening costs of $1.1 million in the third quarter of fiscal 1997 relate to the opening of the St. Louis, Greenville and Richmond stores during the quarter. The Company's policy is to expense preopening costs in the month a store commences operations.

      Interest income was $358,000, or 0.6% of sales in the third quarter of fiscal 1997, as compared to $120,000, or 0.3% of sales in the comparable period of fiscal 1996. This change was a result of the investment of excess cash from the Company's Secondary Offering.

      Income taxes were $428,000, representing an effective tax rate of 39.0% for the third quarter of fiscal 1997, as compared to $408,000, or 39.0%, in the comparable period of fiscal 1996.


THIRTY NINE WEEKS ENDED OCTOBER 27, 1996 COMPARED TO THIRTY NINE WEEKS ENDED OCTOBER 29, 1995

      Sales in the first three quarters of fiscal 1997 increased $48.8 million, or 53.5%, to $139.9 million from $91.2 million in the first three quarters of fiscal 1996. The increase was primarily attributable to the opening of the St. Louis, Greenville and Richmond stores during the third quarter, two stores opened in the second quarter and two stores opened in the first quarter of fiscal 1997. Comparable store sales decreased 2% over the same period last year.

      Gross profit as a percentage of sales decreased to 36.3% in the first three quarters of fiscal 1997, as compared to 36.8% in the comparable period in fiscal 1996. This was due to increased occupancy and buying costs as a percentage of sales in the first quarter of fiscal 1997 offset by higher product margins in the second quarter of fiscal 1997.

      Store operating expenses increased $14.9 million, or 57.3%, in the first three quarters of fiscal 1997 due to eighteen stores operating during the first three quarters compared to eleven stores in the same period of the prior year.

      General and administrative expenses increased $1.4 million, or 38.9%, to $4.8 million in the first three quarters of fiscal 1997 as compared to $3.5 million in the same period last year. This increase principally relates to corporate personnel additions. As a percentage of sales, general and administrative expenses decreased to 3.4% for the first three quarters of fiscal 1997 compared to 3.8% for the same period last year.

      Interest income increased $1.2 million, or 534.6% to $1.0 million in the first three quarters of fiscal 1997 as compared to interest expense of $225,000 in the same period last year. The increase is a result of the repayment of all of the Company's long-term debt as a result of the Initial Offering and investment of excess cash from the Company's Secondary Offering.

      Income taxes were $1.2 million, an effective tax rate of 39.0% for the first three quarters of fiscal 1997 compared to 39.0% in the comparable period of the prior year.


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

      The Company's primary sources of working capital are cash flow from operations and borrowings under its lines of credit. The Company had working capital of $63.4 million at October 27, 1996. The Company currently has a $15 million unsecured line of credit of which there are no outstanding borrowings. Management believes the Company has sufficient working capital, cash flow from operating activities and available unused credit capacity to sustain current growth plans.

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


Date: December 10, 1996                   GARDEN RIDGE CORPORATION
                                                (Registrant)


                                          By: JANE L. ARBUTHNOT
                                              Jane. L. Arbuthnot
                                              Chief Financial Officer

                                    EXHIBIT INDEX

                                                                  SEQUENTIAL
EXHIBIT NUMBER          DESCRIPTION                               PAGE NUMBER


         27             Financial Data Schedule                          12