Form 10-K
period 1997-01-26
GARDEN RIDGE CORP
filed 1997-04-28
CIK 923408

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 26, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM .......... TO ...........

                         COMMISSION FILE NUMBER 0-24442

                            GARDEN RIDGE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                        13-3671679
  (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                          19411 ATRIUM PLACE, SUITE 170
                              HOUSTON, TEXAS 77084
   (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                 (281) 579-7901
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]      No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of April 16, 1997, based on the closing sale price of the Common Stock on the Nasdaq National Market on said date, was $171,640,883.

     There were 17,832,819 shares of Common Stock of the registrant outstanding as of April 16, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement issued in connection with the 1997 Annual Meeting of Stockholders are incorporated into Part III of this Report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Garden Ridge is a rapidly growing megastore retailer offering dominant assortments of products related to its central merchandise theme of decorative home accessories, seasonal products and crafts. The Company's ten complementary product categories are:

o  floral (silk and dried flowers)     o  crafts
o  housewares                          o  pottery
o  seasonal                            o  candles
o  pictures and frames                 o  home accents
o  party supplies                      o  baskets

     The Company's strategy of clustering dominant assortments of merchandise from related categories in a single retail location differentiates Garden Ridge from traditional single category superstores. The Company believes that combining these related product categories in one store creates significant cross-merchandising opportunities which fulfill, at a single destination, most product requirements for the customer seeking decorative home accessories, seasonal products and crafts. Garden Ridge uses an everyday low pricing strategy and emphasizes customer service in its stores. The Company currently operates twenty megastores in ten states in the southern United States, the seventeen newest of which utilize its 125,000 square foot selling space format.

     Garden Ridge began as a single location near San Antonio, Texas in 1979. In 1988, the founder sold the Company, which then consisted of three stores. Shortly thereafter, changes in merchandise strategy, excessive leverage and a failed expansion plan caused poor financial performance. The present management team was recruited in June 1990 and refocused the Company's merchandise strategy, instituted tighter cost controls, improved management information systems and developed the current megastore format and expansion strategy.

MERCHANDISING

     PRODUCT CATEGORIES. Garden Ridge offers dominant assortments of merchandise (aggregating at least 80,000 stock keeping units ("SKUs")) in ten related categories.

     FLORAL. The Company believes that it stocks one of the largest assortments of silk and dried floral merchandise in the United States. Floral is the Company's largest product category, representing over 20% of sales in fiscal 1997. The assortment of silk stems, dried flowers, silk and dried floral arrangements, silk bushes, artificial trees, ribbons and supplies attracts both retail and commercial customers such as professional floral designers. Customers shop in this department for value-priced basic items as well as the newest seasonal and promotional items. Additionally, the Company's floral arranging staff makes standard and custom arrangements.

     HOUSEWARES. This department offers a broad assortment of competitively priced basic items as well as specialty items. The assortment focuses on both highly identifiable branded product lines and defined product groupings such as kitchen gadgets, pantry and closet supplies, glassware, kitchen linens, canning supplies, bakeware, cookware, enamelware, serveware and dinnerware. Management believes the Company's stores offer one of the broadest assortments of RubbermaidT products in the United States.

     SEASONAL. These products are for the Christmas, Thanksgiving, Halloween and Easter holidays. Some of the major items within this category are artificial Christmas trees, ornaments, greenery, lights, outdoor decor (such as nativity scenes, wire sculptures and lighted displays) and costumes.

     PICTURES AND FRAMES. The Company offers over 4,000 items in this category, of which 50% are framed art items in a wide assortment of themes from many different manufacturers. Low "value" prices on basic items are supplemented by special purchases on assorted framed prints to further increase customer traffic. Picture frames are offered in a variety of sizes and materials. The Company also offers custom framing to its customers.

     PARTY SUPPLIES. Garden Ridge carries an extensive assortment of party supplies including paper plates and napkins, plastic cutlery, ribbons and wrap, party favors and novelty gifts, balloons, pinatas and greeting cards. The stores also feature a large assortment of wedding decorations and other wedding related supplies.

     CRAFTS. The crafts department includes wearable arts (T-shirts, paints and iron-on transfers), children's crafts, needlework kits, unfinished woods, paints, glues and stains and instructional books. The craft department sells primarily branded product lines. Craft classes taught by outside instructors and craft fairs are held in the stores on a regular basis.

     POTTERY. This category includes a wide range of decorative clay, ceramic and plastic pottery, as well as lawn art, concrete sculptures, wind chimes and bird baths. The Company sources pottery and related items domestically as well as from Italy, the Dominican Republic, Mexico and other countries.

     CANDLES. The candle department carries a vast selection of basic and decorative candles, scented candles, unique candle holders and potpourri. Garden Ridge carries branded as well as private label items. This product category has over 4,000 SKUs.

     HOME ACCENTS. This category includes a range of distinctive decorative items such as oriental ceramics, statuary items, vases, porcelain products, metal decorative items and tabletop decor.

     BASKETS. The Company offers an extensive selection of natural woven baskets and other related wicker and rattan products. This department offers an estimated 3,000 SKUs, including products such as door mats, tiki torches and decorative products. The Company sources these products from around the world, including products from China, Thailand, the Philippines, Indonesia, India and Haiti. Direct import purchases are made to ensure low costs and unique assortments.

     OTHER. In addition to the above ten categories, Garden Ridge carries other categories of products, such as nursery and tropical plants and decorator pillows, and has a snack bar with seating area.

MANAGEMENT INFORMATION SYSTEMS

     The Company believes that its management information system is an important factor in allowing the Company to support its rapid growth and enhance its competitive industry position. The Company has invested over $5 million in this system which provides integration of store, merchandising, distribution and financial systems. Merchandise is bar coded, enabling management to control inventory and pricing by SKU, manage assortment within a category and produce desired gross margins and inventory turnover. Sales are updated daily in the merchandise reporting systems by polling all sales information from each store's point-of-sale ("POS") terminals. The Company's POS systems consists of registers providing price look-up and scanning of bar-coded tickets. Through automated nightly two-way electronic communication with each store, sales information and store initiated transfers are uploaded to the host system and price changes are downloaded through the POS devices. This technology allows the Company to provide price discounts at both the store level and the SKU level rather than at the category level as is the case with some of its competitors. The nightly communication with the stores also enables the Company to receive store transfer and physical inventory details and send electronic mail. Information obtained from such daily polling results in automatic merchandise replenishment in response to specific SKU requirements of each store. The Company also evaluates information obtained through daily reporting to implement merchandising decisions. On a daily basis the Company monitors sales and cost of goods sold by SKU, based on the average cost of actual SKUs sold and gross margin by store and department. The Company intends to continually evaluate its management information system.

MARKETING AND ADVERTISING

     The Company budgets an amount equivalent to approximately 4-5% of its annual sales to spend on its advertising through television, radio, newspapers, newspaper inserts, the yellow pages and billboards. Management believes television is an efficient medium for reaching the Company's target audience and visually demonstrating the stores' size and product selection.

     To reinforce its television advertising schedule, the Company distributes eight-to-twelve page product inserts on a select zip code basis. The inserts are theme driven by seasonal promotion and feature top-selling items in each merchandise department. The inserts feature actual prices in order to reinforce the everyday low price policy.

     The Company also uses radio and newspaper advertisements prior to extended holiday weekends. The Company advertises in the yellow pages and through billboards, which are primarily intended to call attention to and give customers directions to the stores. The Company's major vendors provide cooperative advertising funding to Garden Ridge.

PRODUCT SOURCING AND DISTRIBUTION

     The Company purchases all of its inventory through its central purchasing system. Management believes this strategy allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from over 800 suppliers and no supplier represents over 3% of total purchases. In fiscal 1997, approximately 80% of the Company's merchandise was purchased from domestic suppliers (including distributors that import goods) and the remaining 20% was imported from foreign manufacturers or their agents, principally in the Far East (Hong Kong, China, Taiwan and Thailand).

     Garden Ridge purchases overseas products on a free-on-board (FOB) shipping point basis, meaning the Company takes possession of the goods when they are shipped by the manufacturer. The Company insures its overseas purchases at their retail value.

     Garden Ridge has the majority of its domestic products shipped directly to its stores, thereby reducing freight and handling charges. From 1994 to 1996 the Company maintained a warehouse arrangement with a third party located in Dallas, Texas, which received, stored, and distributed the Company's imported and private label merchandise. In May 1996, the company leased a 280,000 square foot warehouse in Dallas and transitioned from the third party warehouse into the leased Company warehouse. The third party operator provided labor at the leased Company warehouse until March 1997. The Company now employs the labor at its Dallas distribution center and believes this will result in a most cost effective means of distributing its imported products.

     As is customary in the industry, the Company does not have long-term or exclusive contracts with any suppliers. The Company believes that alternate sources of merchandise for all product categories are readily available at comparable prices. Goods manufactured in the Far East generally require long lead times and are ordered three to nine months in advance of delivery. All purchases are made in United States dollars.

ASSOCIATES

     As of April 16, 1997, Garden Ridge employed approximately 2,900 associates, equal to approximately 1,800 full-time equivalent associates, of whom 85% were hourly sales associates. The majority of Garden Ridge's store personnel earn slightly above minimum wage. Based on the level of transactions experienced at different times of the day, week and year, store labor is planned so as to serve customers effectively during peak periods while minimizing overall labor costs. The Company's associates are not represented by any union and management believes that labor relations are good. Due to the level of temporary help the Company employs, such as college students during summer and Christmas vacation, employee turnover is approximately 96% per annum for stores open more than one year.

COMPETITION

     The presence in the Company's markets of department stores, mass merchandisers and specialty retailers (including superstores), which carry merchandise similar to that of Garden Ridge makes these markets very competitive. The Company believes that its stores compete on the basis of price, depth and breadth of merchandise assortment, customer service and convenience. Management believes that the Company's merchandise selection, everyday low prices, marketing strategies and the size and location of its stores distinguish the Company from its competitors.

     Management believes that department stores do not pose significant competition for the Company because, although they carry some housewares, candles, pictures and frames and other merchandise in common with Garden Ridge, their product offerings are limited in comparison to Garden Ridge, are generally at higher price points and are targeted to a more upscale consumer. While mass merchandisers carry several of Garden Ridge's product lines, they generally lack the breadth of selection to be specific destination locations for those merchandise categories. However, to the extent that mass merchandisers carry particular items in common with the Company, they provide price competition.

     In general, the specialty retailers in Garden Ridge's markets do not carry all of the Company's product categories. Their stores are much smaller, ranging from approximately 10,000 to 30,000 square feet of selling space. Management believes that Garden Ridge generally carries a much broader selection of merchandise than these stores. In addition, Garden Ridge buyers regularly shop these stores to ensure that Garden Ridge's prices are competitive. See "Merchandising."

TRADEMARKS

     The Company owns the following federally registered servicemarks for its retail services: "Garden Ridge," "Garden Ridge Pottery World Imports" (with design) and "Shopping Fun in the Giant Economy Size!". The Company also owns a federal trademark registration for "Garden Ridge Pottery and World Imports," which is used on certain products sold at the Company's stores, and has filed a federal servicemark application for "Do It Up Big!". The Company believes that certain of its marks are valuable and intends to defend and maintain such marks and the related registrations. However, in the event the Company ceases to use a particular mark, the Company may permit any registration as to such mark to lapse. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its marks in the United States.

ITEM 2.  PROPERTIES

     The Company currently operates twenty stores and has two stores scheduled to open in the following locations:

                                                                    APPROXIMATE        FISCAL
                                                                    SQUARE FEET         YEAR
CITY                                     STORE NAME               OF SELLING SPACE     OPENED
-------------------------------------    ---------------------    ----------------     ------
CURRENT STORES:
     San Antonio, Texas                  Schertz                       207,000          1980
     Houston, Texas                      Katy                          219,000          1987
     Houston, Texas                      Airtex                        207,000          1987
     Houston, Texas                      Meadows                       129,000          1993
     Austin, Texas                       Austin                        125,000          1995
     Dallas/Ft. Worth, Texas             Plano                         125,000          1995
     Dallas/Ft. Worth, Texas             North Richland Hills          125,000          1995
     Louisville, Kentucky                Louisville                    125,000          1996
     Memphis, Tennessee                  Memphis                       125,000          1996
     Dallas/Ft. Worth, Texas             Mesquite                      125,000          1996
     Oklahoma City, Oklahoma             Oklahoma City                 125,000          1996
     Charlotte, North Carolina           Pineville                     125,000          1997
     Jacksonville, Florida               Jacksonville                  125,000          1997
     Tulsa, Oklahoma                     Tulsa                         125,000          1997
     Houston, Texas                      Webster                       135,000          1997
     St. Louis, Missouri                 St. Louis                     125,000          1997
     Greenville, South Carolina          Greenville                    125,000          1997
     Richmond, Virginia                  Richmond                      125,000          1997
     Atlanta, Georgia                    Kennesaw                      125,000          1998
     Atlanta, Georgia                    Norcross                      125,000          1998

STORES SCHEDULED TO OPEN:
     Atlanta, Georgia                    Stockbridge                   125,000          (1)
     Dallas/Ft. Worth, Texas             Lewisville                    106,000          (1)

------------
(1) Scheduled to open in fiscal 1998.

     The Company's three original stores (the Schertz Store, Katy Store and Airtex Store) are larger than the Company's current megastore format. All stores opened subsequent to these three stores are in the megastore format with at least 125,000 square feet of selling space. The Company's corporate offices are located at the Katy Store. The Company is testing in its Lewisville store a new store format of approximately 106,000 square feet of selling space which the Company believes will generate comparable store sales volume to its other stores.

     All of the Company's twenty existing stores are leased. The Company intends to lease stores or arrange with third parties to build-to-suit stores for lease by the Company. Certain leases provide for fixed minimum rentals and provide for contingent rental payments based on various specified percentages of sales above minimum levels. The leases carry varying terms expiring between October 1998 and December 2018, excluding options to extend. All stores and store sites are located adjacent to interstate or other major highways.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings incidental to the conduct of its business. The Company currently is not engaged in any legal proceeding that is expected to have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGE AND DIVIDEND POLICY

     The Common Stock of the Company is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "GRDG." The following table sets forth on a per share basis, for the periods indicated, the high and low sale prices of the Common Stock as reported by the Nasdaq National Market. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                             PRICE RANGE
                                       ------------------------
                                          HIGH          LOW
                                       -----------  -----------
Year Ended January 28, 1996
     Second Quarter (from May 9,
       1995).........................   $  15 3/8    $ 8 11/32
     Third Quarter...................      18 3/8           13
     Fourth Quarter..................          20           16
Year Ended January 26, 1997
     First Quarter...................          28       16 1/4
     Second Quarter..................      30 1/4       17 1/4
     Third Quarter...................          19        8 1/2
     Fourth Quarter..................          10            8

     All prices reflect the 2-for-1 common stock split effective in June 1996. On April 16, 1997, the last sale price of the Common Stock as reported on the Nasdaq National Market was $9 5/8 per share. As of April 16, 1997, there were approximately 5,000 holders of record of Common Stock.

     The Company has never paid cash dividends on its Common Stock and the Company does not intend to pay cash dividends at any time in the foreseeable future. The Company expects that earnings will be retained for the continued growth and development of the Company's business. Future dividends, if any, will depend upon the Company's earnings, financial condition, cash requirements, compliance with covenants in agreements to which the Company is or may be subject, future prospects and other factors deemed relevant by the Company's Board of Directors. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
           (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF STORES)

     The following table sets forth consolidated financial data of Garden Ridge Corporation and subsidiaries as of and for the fiscal years ended January 30, 1994, January 29, 1995, January 28, 1996 and January 26, 1997 derived from the financial statements audited by Arthur Andersen LLP. The table also sets forth the Company's unaudited pro forma financial data for the fiscal year ended January 31, 1993. The pro forma consolidated financial data for the fiscal year ended January 31, 1993 gives effect to the July 1992 reorganization and certain transactions associated therewith as if such transactions had occurred on January 27, 1992. The pro forma information set forth below is not necessarily indicative of the results that actually would have been achieved had such transactions been consummated as of January 27, 1992. In the opinion of management, the unaudited financial information contains all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for such period.

                                                       FISCAL YEAR ENDED JANUARY
                                        --------------------------------------------------------
                                         PRO FORMA
                                          1993(1)       1994       1995       1996       1997
                                        -----------   ---------  ---------  ---------  ---------
                                        (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Sales................................     $56,538     $  64,014  $ 100,002  $ 148,087  $ 225,315
Cost of sales........................      35,240        39,989     61,938     92,328    144,054
                                        -----------   ---------  ---------  ---------  ---------
    Gross profit.....................      21,298        24,025     38,064     55,759     81,261
Operating expenses:
    Store operating..................      13,384        15,513     24,146     37,318     60,320
    General and administrative.......       3,272         3,263      4,287      5,157      6,672
    Amortization of intangibles and
      deferred charges...............       2,478           617        621        612        717
    Preopening costs.................         315            --      1,017      1,395      2,368
                                        -----------   ---------  ---------  ---------  ---------
Total operating expenses.............      19,449        19,393     30,071     44,482     70,077
                                        -----------   ---------  ---------  ---------  ---------
    Income from operations...........       1,849         4,632      7,993     11,277     11,184
Interest expense.....................      (1,235)       (1,146)    (1,859)      (744)       (67)
Interest income......................          --            --        459        735      1,538
    Income before income taxes,
      extraordinary item and
      cumulative effects of
      accounting changes.............         614         3,486      6,593     11,268     12,655
Income taxes.........................         766         1,352      2,441      4,390      4,619
                                        -----------   ---------  ---------  ---------  ---------
    Income (loss) before
      extraordinary item and
      cumulative
      effects of accounting
      changes........................        (152)        2,134      4,152      6,878      8,036
Extraordinary item(2)................       1,704            --         --         --         --
                                        -----------   ---------  ---------  ---------  ---------
    Income before cumulative effects
      of accounting changes..........       1,552         2,134      4,152      6,878      8,036
Accounting changes(3)................          --           439         --         --         --
                                        -----------   ---------  ---------  ---------  ---------
    Net income.......................       1,552         2,573      4,152      6,878      8,036
Preferred stock dividends............        (516)         (516)      (562)      (153)        --
                                        -----------   ---------  ---------  ---------  ---------
    Net income available to common
      stockholders...................     $ 1,036     $   2,057  $   3,590  $   6,725  $   8,036
                                        ===========   =========  =========  =========  =========

                                                       FISCAL YEAR ENDED JANUARY
                                        --------------------------------------------------------
                                         PRO FORMA
                                          1993(1)       1994       1995       1996       1997
                                        -----------   ---------  ---------  ---------  ---------
                                        (UNAUDITED)
PER SHARE DATA:
Selected income (loss) per common and
  common equivalent share:
    Income (loss) before
      extraordinary item and
      cumulative
      effects of accounting
      changes........................     $ (0.03)    $    0.46  $    0.82  $    0.95  $    0.45
    Net income.......................        0.34          0.55       0.82       0.95       0.45
    Net income available to common
      stockholders...................     $  0.23     $    0.44  $    0.71  $    0.93  $    0.45
Weighted average number of common
  shares and
  equivalents outstanding(4).........       4,500         4,658      5,048      7,258     17,925

                                       JANUARY 31,   JANUARY 30,    JANUARY 29,   JANUARY 28,   JANUARY 26,
                                          1993          1994           1995          1996          1997
                                       -----------   -----------    -----------   -----------   -----------
BALANCE SHEET DATA:
Working capital......................    $ 5,235       $13,447        $12,168       $23,076      $  63,277
Total assets.........................     23,968        32,364         43,992        73,326        137,382
Long-term debt obligations...........     10,375        15,212         16,730            --             --
Redeemable 8% cumulative preferred
  stock..............................      6,267         6,783          7,345            --             --
Common stockholders' equity..........      1,671         4,428          7,922        55,531        113,763

------------
(1) Gives effect to the July 1992 reorganization as if it had been effected January 27, 1992. Pro forma adjustments represent: (i) additional expense of $224,000 related to the amortization of goodwill and deferred financing costs, (ii) a decrease in interest expense of $348,000 because of new debt at significantly lower rates and (iii) additional income tax expense of $120,000 as a net result of the pro forma entries described in (i) and (ii) and the nonavailability of net operating loss carryforwards due to the pro forma change in ownership at January 27, 1992. The pro forma information set forth above is not necessarily indicative of the results that actually would have been achieved had such transactions been consummated as of January 27, 1992. In addition pro forma net income available for common stockholders would decrease by $249,000 related to an increase in accrued dividends on the redeemable 8% cumulative preferred stock.

(2)  Represents net gain on restructuring of debt in fiscal 1993.

(3) Represents the cumulative effect of a change in accounting for inventory in fiscal 1992 and the cumulative effect of a change in accounting for income taxes in fiscal 1994.

(4) Computed based on the weighted average number of shares of Common Stock and common stock equivalents, which consist of warrants and options, outstanding during the period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated income statement data expressed as a percentage of sales.

                                          FISCAL YEAR ENDED JANUARY
                                       -------------------------------
                                         1995       1996       1997
                                       ---------  ---------  ---------
Sales................................      100.0%     100.0%     100.0%
Cost of sales........................       61.9       62.3       63.9
                                       ---------  ---------  ---------
     Gross profit....................       38.1       37.7       36.1
Operating expenses:
     Store operating.................       24.1       25.2       26.8
     General and administrative......        4.3        3.5        3.0
     Amortization of intangibles and
       deferred charges..............        0.6        0.4        0.3
     Preopening costs................        1.0        1.0        1.0
                                       ---------  ---------  ---------
          Income from operations.....        8.1        7.6        5.0
Interest expense.....................       (1.9)      (0.5)        --
Interest income......................        0.5        0.5        0.6
Income taxes.........................       (2.5)      (3.0)      (2.0)
                                       ---------  ---------  ---------
               Net income............        4.2%       4.6%       3.6%
                                       =========  =========  =========

     FISCAL 1997 COMPARED TO FISCAL 1996

     Sales in fiscal 1997 increased $77.2 million, or 52.1%, to $225.3 million from $148.1 million in fiscal 1996. This increase was attributable to (i) the opening of seven new stores (which contributed $61.8 million in incremental sales) and (ii) the inclusion of a full year of sales for the four stores opened in fiscal 1996, offset by a comparable store sales decrease of 0.9%.

     Gross profit as a percentage of sales decreased to 36.1% in fiscal 1997 as compared to 37.7% in fiscal 1996 principally as a result of higher inventory shrinkage and damage. The remaining reduction was due to higher buying and occupancy costs as a percentage of sales.

     Store operating expenses increased $23.0 million, or 61.6%, in fiscal 1997, to $60.3 million from $37.3 million in fiscal 1996. Store operating expenses as a percentage of sales was 26.8% for fiscal 1997 and 25.2% for fiscal 1996. These increases resulted primarily from the addition of seven new stores, the inclusion of a full year of operating expenses for the four stores opened in fiscal 1996.

     General and administrative expenses increased $1.5 million or 29.4%, in fiscal 1997 to $6.7 million from $5.2 million in fiscal 1996. This increase was primarily a result of corporate personnel additions and recruiting costs to support the Company's ongoing expansion strategy. General and administrative expenses as a percentage of sales decreased in fiscal 1997 to 3.0% from 3.5% in fiscal 1996, reflecting the higher level of sales in fiscal 1997.

     Amortization of intangibles and deferred charges in fiscal 1997, which consisted of cost of net assets acquired and deferred loan costs (see Note 3 of Notes to Consolidated Financial Statements), increased to $717,000 from $612,000 in fiscal 1996 as a result of the December 1995 asset purchase for a Houston store. As a percentage of sales, amortization of intangibles and deferred charges decreased to 0.3% of sales in fiscal 1997 from 0.4% in fiscal 1996.

     Preopening costs of $2.4 million in fiscal 1997 consisted of all labor, operating and advertising charges incurred prior to the opening of seven new stores in fiscal 1997. The Company opened four stores in fiscal 1996. The Company's policy is to expense all preopening costs in the month a store commences operations.

     Income from operations decreased 0.1% to $11.2 million, or 5.0% of sales, as compared to $11.3 million, or 7.6% of sales in fiscal 1996. This decrease in operating income resulted from decreases in gross profit margins and higher store costs.

     Interest income in fiscal 1997 increased to $1.5 million from $0.7 million due to the investment of proceeds from the Company's initial public offering and secondary common stock offering.

     Income taxes in fiscal 1997 were $4.6 million, representing an effective tax rate of 36.5%, as compared to $4.4 million, or an effective tax rate of 39.0%, in fiscal 1996. The Company's lower effective tax rate is attributable to the Company's geographic expansion resulting in a lower effective state tax rate.

     Net income in fiscal 1997 was $8.0 million, or 3.6% of sales, as compared to $6.9 million, or 4.6% of sales, in fiscal 1996.

     FISCAL 1996 COMPARED TO FISCAL 1995

     Sales in fiscal 1996 increased $48.1 million, or 48.1%, to $148.1 million from $100.0 million in fiscal 1995. This increase was attributable to (i) the opening of four new stores (which contributed $33.4 million in incremental sales), one in March, two in September and one in October of fiscal 1996, (ii) the inclusion of a full year of sales for the three stores opened in fiscal 1995 and (iii) a comparable store sales increase of 1.7%.

     Gross profit as a percentage of sales decreased to 37.7% in fiscal 1996 as compared to 38.1% in fiscal 1995 principally as a result of higher occupancy and buying costs as a percentage of sales. In addition, the Company incurred lower product margins in the second quarter of fiscal 1996 due to aggressive promotional pricing.

     Store operating expenses increased $13.2 million, or 54.6%, in fiscal 1996, to $37.3 million from $24.1 million in fiscal 1995. Store operating expenses as a percentage of sales were 25.2% for fiscal 1996 and 24.1% for fiscal 1995. These increases resulted primarily from the addition of four new stores, the inclusion of a full year of operating expenses for the three stores opened in fiscal 1995 and increased distribution and transportation expenses.

     General and administrative expenses increased $870,000 or 20.3%, in fiscal 1996 to $5.2 million from $4.3 million in fiscal 1995. This increase was primarily a result of corporate personnel additions to support the Company's ongoing expansion strategy. General and administrative expenses as a percentage of sales decreased in fiscal 1996 to 3.5% from 4.3% in fiscal 1995 reflecting the higher level of sales in fiscal 1996.

     Amortization of intangibles and deferred charges in fiscal 1996, was $612,000, essentially unchanged from fiscal 1995. As a percentage of sales, amortization of intangibles and deferred charges decreased to 0.4% of sales in fiscal 1996 from 0.6% in fiscal 1995.

     Preopening costs of $1.4 million in fiscal 1996 consisted of all labor, operating and advertising charges incurred prior to the opening of four new stores in fiscal 1996. The Company opened three stores in fiscal 1995.

     Income from operations increased 41.1% to $11.3 million, or 7.6% of sales in fiscal 1996, as compared to $8.0 million, or 8.1% of sales in fiscal 1995. This increase in operating income resulted from increases in sales and leverage of general and administrative expenses across the larger sales base. The reduction in income from operations as a percentage of sales reflected lower product margins and higher store costs.

     Interest expense in fiscal 1996 decreased to $744,000 from $1.9 million in fiscal 1995 as a result of the repayment of all debt with proceeds of the Company's initial public offering. Interest income increased to $735,000 from $459,000 due to the investment of proceeds from the Company's initial public offering.

     Income taxes in fiscal 1996 were $4.4 million, representing an effective tax rate of 39.0%, as compared to $2.4 million, or an effective tax rate of 37.0%, in fiscal 1995. The higher effective rate was principally due to state tax loss carryforwards utilized in fiscal 1995, which were not available in fiscal 1996.

     Net income in fiscal 1996 was $6.9 million, or 4.6% of sales, as compared to $4.2 million, or 4.2% of sales, in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1995, the Company completed an initial public offering of Common Stock pursuant to which the Company sold 5,800,000 shares of Common Stock at the price of $7.50 per share (including 780,000 shares sold pursuant to the exercise of the underwriters' over-allotment option). Net proceeds of the initial public offering, after deducting the underwriting discount and expenses, were approximately $39.5 million. Proceeds of the initial public offering were used as follows: (i) $7.5 million to redeem all of the Company's preferred stock, including the payment of accrued dividends, (ii) $15.0 million to repay the Company's fixed rate and floating rate subordinated notes, and
(iii) $6.0 million to repay the Company's lines of credit. The remaining proceeds of approximately $11.0 million were retained by the Company to fund expansion and for general working capital requirements.

     The Company completed a secondary public offering of its common stock on April 30, 1996 pursuant to which the Company sold 2,000,000 shares of Common Stock at the price of $25.88 per share (including 420,000 shares sold pursuant to the exercise of the underwriters' over-allotment option). Net proceeds of the secondary offering, after deducting the underwriting discount and expenses were approximately $48.7 million. Proceeds were retained to fund expansion and for general working capital purposes.

     Garden Ridge's primary sources of working capital are cash flow from operations and borrowings under its Line of Credit. The Company had working capital of $12.2 million, $23.1 million and $63.3 million at the end of fiscal 1995, 1996 and 1997, respectively. The principal uses of working capital are to purchase inventory and finance the expansion of the Company's operations.

     The Company currently has a $15 million unsecured Line of Credit with NationsBank of Texas, N.A. The Company has no outstanding borrowings under the credit agreement which expires June 30, 1998.

     Garden Ridge's primary capital requirements are for the opening of new stores. The Company estimates the total cash required to open a leased store, including store fixtures, equipment, inventory and preopening expenses, to be approximately $2.5 million, including approximately $1.0 million in initial inventory (net of approximately $500,000 of vendor financing). An additional $6.0 to $8.0 million (depending on real estate costs) would be required for the Company to construct a store. Management believes it will be able to lease stores or arrange for third parties to build-to-suit stores for lease by the Company, although there can be no assurance that it will be able to do so.

     The Company opened two stores during the first quarter of fiscal 1998 and anticipates opening two additional stores by fiscal year end. In fiscal 1999, the Company anticipates opening six additional stores. The Company estimates the total cash required to open the two additional stores in fiscal 1998 will be approximately $5.0 million and to open the six additional stores in fiscal 1999 will be approximately $15.0 million, assuming all of the stores are leased. The Company believes cash generated from operations, availability under its Line of Credit, traditional funding sources and financing provided by the Company's vendors will be adequate to fund its anticipated capital requirements for expansion through at least the end of fiscal 1999.

OTHER MATTERS

     The Company experiences seasonal fluctuations in its business. The highest sales period for the Company is generally the fourth fiscal quarter. This period, which includes the Christmas selling season, accounted for approximately 34%, 34% and 34% of the Company's sales for stores open the entire fiscal year, and approximately 66%, 80% and 80% of the Company's income from operations (including income from stores not open for the entire fiscal year) in fiscal 1995, 1996 and 1997, respectively. The Company also experiences lower gross margins in January due to clearance sales.

     Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

     In its discussion and analysis of financial condition and results of operations, the Company has included certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, words such as "anticipate," "expects," "believes," "intends" or "estimates" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based on the best data available at the time this Form 10-K is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: customer demands and trends and the Company's responses and reactions to them, competitive factors and pricing pressures, the availability of real estate, and the ability of the Company to implement its business strategy. All such forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Filed herein as pages 20 through 34.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Registrant will file with the Securities and Exchange Commission, not later than 120 days after January 26, 1997, a definitive proxy statement pursuant to Regulation 14A involving the election of directors. Reference is made to the sections of such proxy statement entitled "Common Stock Outstanding and Principal Holders Thereof," "Proposal
No. 1 -- Election of Directors" and "Certain Transactions," which sections of such proxy statement are incorporated herein.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A)(1)  FINANCIAL STATEMENTS:

                                    PAGE NO.
                                     IN THE
                                  ANNUAL REPORT
                                 --------------
Report of Independent Public Accountants ..................................   16
Consolidated Balance Sheets as of January 28, 1996 and January 26, 1997 ... 17 Consolidated Statements of Operations for the Fifty-Two Week Periods
  Ended January 29, 1995, January 28, 1996 and January 26, 1997 ...........   18
Consolidated Statements of Preferred Stock and Common Stockholders'
  Equity for the Fifty-Two Week Periods Ended January 29, 1995,
  January 28, 1996 and January 26, 1997 ...................................   19
Consolidated Statements of Cash Flows for the Fifty-Two Week Periods
  Ended January 29, 1995, January 28, 1996 and January 26, 1997 ...........   20
Notes to Consolidated Financial Statements ................................   21

     (2)  FINANCIAL STATEMENT SCHEDULE:
        None.

     (3)  EXHIBITS

      EXHIBIT
      NUMBER                                           IDENTIFICATION OF EXHIBITS
-------------------  -----------------------------------------------------------------------------------------------
        *3.1    --   Restated Certificate of Incorporation effective May 16, 1995 (filed as Exhibit 3.5 to the
                     Registration Statement on Form S-1 (No. 33-90748) (the "1995 Form S-1"), and incorporated herein by reference)

        *3.2    --   Bylaws (filed as Exhibit 3.4 to the 1995 Form S-1, and incorporated herein by reference)

        *3.3    --   Form of Amendment No. 1 to the Bylaws effective May 16, 1995 (filed as Exhibit 3.6 to the 1995
                     Form S-1, and incorporated herein by reference)

        *4.1    --   Specimen Common Stock Certificate (filed as Exhibit 4.1 to the 1995 Form S-1, and incorporated herein by reference)

        *4.2    --   Common Stock Purchase Warrant Expiring May 26, 1997 to purchase 67,500 shares of Common Stock held by Corporate Property Associates 11 Incorporated dated May 26, 1995 (filed as Exhibit 4.1 to the Form 10-Q for the quarterly period ended April 30, 1995, and incorporated herein by reference)

        *4.4    --   SRC Option Agreement to purchase 135,000 shares of Common Stock held by SRC Specialty Retail
                     Corporation dated July 16, 1992, as amended (filed as Exhibit 4.7 to the 1995 Form S-1, and incorporated herein by reference)

        *4.5    --   Common Stock Purchase Warrant Expiring January 7, 1999 to purchase 10,000 shares of Common
                     Stock held by Larry Ham dated January 8, 1996 (filed as Exhibit 4.5 to the 1996 Form S-1, and incorporated herein by reference)

       *10.1    --   Amended and Restated 1992 Stock Option Plan (filed as Exhibit 10.1 to the 1995 Form S-1, and incorporated herein by reference)

       *10.2    --   1994 Stock Option Plan (filed as Exhibit 10.2 to the 1995 Form S-1, and incorporated herein by reference)

       *10.3    --   Second Amended and Restated Credit Agreement dated October 26, 1995 between NationsBank of Texas,
                     N.A. and the Company (filed as Exhibit 10.3 to the Form 10-K for the fiscal year ended January
                     28, 1996, and incorporated herein by reference)

        10.4    --   Amendment No. 1 dated as of November 15, 1996, between NationsBank of Texas, N.A. and the
                     Company

       *10.5    --   Loan Purchase Agreement dated July 16, 1992 between the Company and Signal Capital Corporation
                     (filed as Exhibit 10.19 to the 1995 Form S-1, and incorporated herein by reference)

       *10.6    --   Registration Rights Agreement dated November 15, 1994 by and among the Company and the other parties named therein (filed as Exhibit 10.23 to the 1995 Form
                     S-1, and incorporated herein by reference)

       *10.7    --   Demand Registration Rights Agreement dated May 16, 1995 by and among the Company and the parties named therein (filed as Exhibit 10.24 to the 1995 Form S-1, and incorporated herein by reference)

       *10.8    --   Amended and Restated Employment Agreement dated May 16, 1995 by and among the Company and the parties named therein (filed as Exhibit 10.25 to the 1995 Form S-1, and incorporated herein by reference)

        10.9    --   Advisory Agreement dated July 16, 1996 between the Company and Three Cities Research, Inc.

        21.1    --   Subsidiaries of the Company

        23.1    --   Consent of Arthur Andersen LLP

        27.1    --   Financial Data Schedule

------------
 * Incorporated by reference

     (B)  REPORTS ON FORM 8-K:
        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GARDEN RIDGE CORPORATION

                                          By: /s/ JANE L. ARBUTHNOT
                                                  JANE L. ARBUTHNOT
                                                  Chief Financial Officer

Date:  April 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                        DATE
------------------------------------------------------  ------------------------------------   ---------------
                  /s/ARMAND SHAPIRO                       Chairman of the Board and Chief       April 28, 1997
                    ARMAND SHAPIRO                               Executive Officer
                                                           (Principal Executive Officer)

                 /s/JANE L. ARBUTHNOT                       Chief Financial Officer and         April 28, 1997
                  JANE L. ARBUTHNOT                      Secretary (Principal Financial and
                                                                Accounting Officer)

                  /s/TERRY S. BOYCE                                   Director                  April 28, 1997
                    TERRY S. BOYCE

                  /s/ALYSON HENNING                                   Director                  April 28, 1997
                    ALYSON HENNING

                   /s/NOLAN LEHMANN                                   Director                  April 28, 1997
                    NOLAN LEHMANN

                    /s/IRA NEIMARK                                    Director                  April 28, 1997
                     IRA NEIMARK

                  /s/RONALD RASHKOW                                   Director                  April 28, 1997
                    RONALD RASHKOW

                   /s/SAM J. SUSSER                                   Director                  April 28, 1997
                    SAM J. SUSSER

                 /s/H. WHITNEY WAGNER                                 Director                  April 28, 1997
                  H. WHITNEY WAGNER

                   GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        PAGE

Report of Independent Public
  Accountants........................    16

Consolidated Balance Sheets as of
  January 28, 1996 and January 26,
  1997...............................    17

Consolidated Statements of Operations
  for the Fifty-Two Week Periods
  Ended January 29, 1995, January 28,
  1996 and January 26, 1997..........    18

Consolidated Statements of Preferred
  Stock and Common Stockholders'
  Equity for the Fifty-Two Week
  Periods Ended January 29, 1995,
  January 28, 1996 and January 26,
  1997...............................    19

Consolidated Statements of Cash Flows
  for the Fifty-Two Week Periods
  Ended January 29, 1995, January 28,
  1996 and January 26, 1997..........    20

Notes to Consolidated Financial
  Statements.........................    21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Garden Ridge Corporation:

     We have audited the accompanying consolidated balance sheets of Garden Ridge Corporation, a Delaware corporation, and subsidiaries (the Company) as of January 28, 1996, and January 26, 1997, and the related consolidated statements of operations, preferred stock and common stockholders' equity and cash flows for the fifty-two week periods ended January 29, 1995, January 28, 1996, and January 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 1996, and January 26, 1997, and the results of their operations and their cash flows for the fifty-two week periods ended January 29, 1995, January 28, 1996, and January 26, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 13, 1997

                            GARDEN RIDGE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                        JANUARY 28,    JANUARY 26,
               ASSETS                      1996           1997
                                        -----------    -----------
CURRENT ASSETS:
     Cash and cash equivalents.......     $ 7,544       $  32,494
     Marketable securities...........      --               5,168
     Accounts receivable.............         906           1,725
     Notes receivable................       2,582          --
     Inventories.....................      27,850          43,617
     Deferred income taxes...........         575             480
     Prepaid expenses................       1,114           2,950
     Deposits........................          --             225
                                        -----------    -----------
          Total current assets.......      40,571          86,659
PROPERTY AND EQUIPMENT, at cost:
     Land held for sale/leaseback....         478           5,976
     Leasehold improvements..........      11,966          16,660
     Furniture and fixtures..........       6,509          11,327
     Equipment.......................       9,460          18,015
                                        -----------    -----------
          Total property and
        equipment....................      28,413          51,978
     Less -- Accumulated depreciation
      and amortization...............       6,823          11,620
                                        -----------    -----------
          Net property and
            equipment................      21,590          40,358
OTHER ASSETS:
     Intangibles and deferred
      charges, net...................      10,891          10,189
     Deferred income taxes...........         136          --
     Other...........................         138             176
                                        -----------    -----------
          Total assets...............     $73,326       $ 137,382
                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable................     $10,563       $  15,011
     Accrued liabilities.............       3,555           4,377
     Federal income taxes payable....       3,377           3,994
                                        -----------    -----------
          Total current
            liabilities..............      17,495          23,382
LONG-TERM DEBT AND OTHER, NET OF
  CURRENT PORTION....................         300             237
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value;
      20,000,000 shares authorized,
      15,805,216 and 18,187,716
      shares issued in 1996 and 1997,
      respectively and 15,090,102 and
      17,830,764 shares
      outstanding....................         158             182
     Paid-in capital.................      42,410          92,542
     Retained earnings...............      13,043          21,079
     Less -- Treasury stock, 715,114
      and 356,952 shares at cost.....         (80)            (40)
                                        -----------    -----------
          Total common stockholders'
        equity.......................      55,531         113,763
                                        -----------    -----------
          Total liabilities and
            stockholders' equity.....     $73,326       $ 137,382
                                        ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            GARDEN RIDGE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                FIFTY-TWO WEEK PERIODS ENDED
                                        ---------------------------------------------
                                        JANUARY 29,      JANUARY 28,      JANUARY 26,
                                           1995             1996             1997
                                        -----------      -----------      -----------
SALES................................   $   100,002      $   148,087      $   225,315
COST OF SALES........................        61,938           92,328          144,054
                                        -----------      -----------      -----------
          Gross profit...............        38,064           55,759           81,261
OPERATING EXPENSES:
     Store operating.................        24,146           37,318           60,320
     General and administrative......         4,287            5,157            6,672
     Amortization of intangibles and
       deferred charges..............           621              612              717
     Preopening costs................         1,017            1,395            2,368
                                        -----------      -----------      -----------
          Total operating expenses...        30,071           44,482           70,077
                                        -----------      -----------      -----------
          Income from operations.....         7,993           11,277           11,184
INTEREST EXPENSE.....................        (1,859)            (744)             (67)
INTEREST INCOME......................           459              735            1,538
                                        -----------      -----------      -----------
          Income before income
            taxes....................         6,593           11,268           12,655
INCOME TAXES.........................         2,441            4,390            4,619
                                        -----------      -----------      -----------
          Net income.................         4,152            6,878            8,036
PREFERRED STOCK DIVIDENDS............          (562)            (153)         --
                                        -----------      -----------      -----------
          Net income available to
            common stockholders......   $     3,590      $     6,725      $     8,036
                                        ===========      ===========      ===========
INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
          Net income.................           .41              .47              .45
          Preferred stock
            dividends................          (.05)            (.01)         --
                                        -----------      -----------      -----------
          Net income available to
            common stockholders......   $       .36      $       .46      $       .45
                                        -----------      -----------      -----------
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING........................    10,096,294       14,515,240       17,924,980
                                        ===========      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            GARDEN RIDGE CORPORATION
                 CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND
                          COMMON STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           REDEEMABLE
                                          8% CUMULATIVE
                                         PREFERRED STOCK       COMMON STOCK
                                        ($.01 PAR VALUE)     ($.01 PAR VALUE)
                                        -----------------    ----------------    PAID-IN     RETAINED    TREASURY
                                        SHARES    AMOUNT     SHARES    AMOUNT    CAPITAL     EARNINGS     STOCK
                                        ------    -------    ------    ------    --------    --------    --------
BALANCE AT JANUARY 30, 1994..........    1,000    $ 6,783     9,451     $ 94     $  1,606    $  2,728     $   --
  Purchase of treasury stock.........       --         --        --       --           --          --       (826)
  Sale of treasury stock.............       --         --        --       --           --          --        726
  Exercise of employee options.......       --         --        --       --           --          --          4
  Cumulative dividends on preferred
     stock ($.562 per share).........       --        562        --       --           --        (562)        --
  Net income.........................       --         --        --       --           --       4,152         --
                                        ------    -------    ------    ------    --------    --------    --------
BALANCE AT JANUARY 29, 1995..........    1,000      7,345     9,451       94        1,606       6,318        (96)
  Initial public offering, net of
     $960 of offering cost...........       --         --      5800       58       39,437          --         --
  Exercise of warrants...............       --         --       306        4        1,019          --         --
  Exercise of stock options..........       --         --       248        2          329          --         --
  Exercise of employee options.......       --         --        --       --           19          --         16
  Cumulative dividends on preferred
     stock ($.153 per share).........       --        153        --       --           --        (153)        --
  Redemption of preferred stock......   (1,000)    (7,498)       --       --           --          --         --
  Net income.........................       --         --        --       --           --       6,878         --
                                        ------    -------    ------    ------    --------    --------    --------
BALANCE AT JANUARY 28, 1996..........       --         --    15,805      158       42,410      13,403        (80)
  Secondary public offering, net of
     $3,019 of offering cost.........       --         --     2,000       20       48,721          --         --
  Exercise of warrants...............       --         --       382        4        1,346          --         --
  Exercise of employee options.......       --         --        --       --           65          --         40
  Net income.........................       --         --        --       --           --       8,036         --
                                        ------    -------    ------    ------    --------    --------    --------
Balance at January 26, 1997..........       --    $    --    18,187     $182     $ 92,542    $ 21,079     $  (40)
                                        ======    =======    ======    ======    ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            GARDEN RIDGE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                             FIFTY-TWO WEEK PERIODS ENDED
                                       -----------------------------------------
                                       JANUARY 29,    JANUARY 28,    JANUARY 26,
                                          1995           1996           1997
                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................    $ 4,152        $ 6,878        $ 8,036
                                       -----------    -----------    -----------
  Adjustments to reconcile net income
     to net cash provided by
     (used in) operating
     activities --
     Depreciation and amortization of
       property and equipment........      1,522          2,501          4,797
     Amortization of intangibles and
       deferred charges..............        621            612            717
     Deferred income tax (benefit)
       provision.....................       (127)          (121)           268
     (Increase) decrease in assets --
       Marketable securities.........         --             --         (5,168)
       Accounts receivable...........       (160)          (576)          (819)
       Notes receivable..............     (1,533)         1,619          2,582
       Inventories...................     (7,348)       (11,284)       (15,767)
       Prepaid expenses..............     (1,030)           169         (1,836)
       Deposits and other............     (1,219)         1,210           (263)
       Intangibles and deferred
          charges....................        (72)        (2,449)           (15)
     Increase in liabilities --
       Accounts payable..............      4,680          2,464          4,448
       Accrued liabilities...........        762          1,277            722
       Federal income taxes
          payable....................        619          1,659            617
                                       -----------    -----------    -----------
       Total adjustments.............     (3,285)        (2,919)         9,717
                                       -----------    -----------    -----------
       Net cash provided by (used in)
          operating activities.......        867          3,959         (1,681)
                                       -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............     (7,472)       (13,188)       (18,067)
  Purchase of land held for
     sale/leaseback..................     (1,307)            --         (5,498)
                                       -----------    -----------    -----------
       Net cash used in investing
          activities.................     (8,779)       (13,188)       (23,565)
                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit
     agreement.......................      6,775          4,625             --
  Payments on revolving credit
     agreement.......................     (5,124)        (6,275)            --
  Payments on term loan..............        (90)           (80)            --
  Borrowings under subordinated notes
     payable.........................      8,609             --             --
  Payments on subordinated notes
     payable.........................     (8,609)       (15,000)            --
  Principal payments on long-term
     notes payable...................        (52)            --             --
  Sale of common and preferred stock,
     net of offering costs...........        726         39,495         48,741
  Purchase of treasury stock.........       (826)            --             --
  Common stock reissued from
     treasury........................          4             16             40
  Redemption of preferred stock and
     cumulative dividends............         --         (7,498)            --
  Proceeds from exercise of stock
     options and warrants............         --          1,373          1,415
                                       -----------    -----------    -----------
       Net cash provided by financing
          activities.................      1,413         16,656         50,196
                                       -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................     (6,499)         7,427         24,950
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................      6,616            117          7,544
                                       -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.............................    $   117        $ 7,544        $32,494
                                       ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for --
     Interest........................    $ 1,400        $   755        $    67
     Income taxes....................      1,955          2,692          3,010

  The accompanying notes are an integral part of these consolidated financial statements.

                            GARDEN RIDGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND CONSOLIDATION:

     The consolidated financial statements include the accounts of Garden Ridge Corporation (a Delaware corporation) and its wholly owned subsidiaries (the Company or Garden Ridge), formerly known as Garden Ridge Pottery Corp. and subsidiaries. The Company changed its name to Garden Ridge Corporation on May 6, 1994. Significant intercompany accounts and transactions are eliminated in consolidation.

     The Company operates 18 retail megastores nine states, primarily in Texas and the southeastern United States, which sell a broad assortment of decorative home accessories, seasonal products and crafts.

     The Company's business is seasonal, with its highest sales levels occurring in its fourth fiscal quarter. This period, which includes the Christmas selling season, accounted for approximately 34 percent, 34 percent and 34 percent of the Company's sales for stores open the entire fiscal year, and approximately 66 percent, 80 percent and 80 percent of the Company's income from operations (including income from stores not open for the entire fiscal year) in fiscal 1995, 1996 and 1997, respectively. A significant adverse trend in sales for the fourth fiscal quarter would have a material adverse effect on the Company's results of operations for the full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

  FISCAL YEAR

     The fiscal year of the Company ends on the last Sunday in January of each calendar year, resulting in either a 52- or 53-week fiscal year.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

  MARKETABLE SECURITIES

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, and all of the Company's marketable securities are classified as held-to-maturity securities. At January 26, 1997, the carrying value approximated fair value.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management believes that carrying value approximates fair value for cash and cash equivalents and marketable securities.

  NOTE RECEIVABLE

     In December 1993, the Company entered into an agreement with a real estate company (the Lessor) to lease a building in the Austin, Texas area. In conjunction with this agreement, the Company advanced the Lessor approximately $2.7 million for the Lessor's purchase of the land and building and capital additions to the building. The note was repaid in full in the first quarter of fiscal 1997.

                            GARDEN RIDGE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  INVENTORIES

     Inventories are stated at the lower of cost or market, determined by the weighted average cost method.

  PREPAID EXPENSES

     The Company capitalizes certain direct costs incurred in conjunction with site selection for future store locations and with the commencement of each store's operations. Amounts capitalized are expensed in the month the store commences operations. Capitalized preopening costs, included in prepaid expenses in the accompanying consolidated balance sheets as of January 28, 1996, and January 26, 1997, were $558,000 and $1,473,000, respectively.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation and amortization are determined using the straight-line method for financial reporting purposes. The amortization of leasehold improvements is based on the shorter of the term of the respective lease or the estimated useful life of the related improvement. Depreciation of all other tangible assets is based on the estimated useful life of the respective asset, which is five years for substantially all assets. Expenditures for major renewals and betterments are capitalized while maintenance and repairs are expensed. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

  INTANGIBLES AND DEFERRED CHARGES

     Excess cost over net assets acquired is amortized on a straight-line basis over 20 years. Deferred loan costs are amortized on the effective interest method over the term of the loan. Management continually evaluates the realization of its intangible assets based upon projected income from operations over the lives of such assets. Management believes all such assets are fully realizable. However, in the event of any impairment, such intangibles would be charged to expense and reflected as a direct write-down in the period such impairment is deemed to have occurred.

  COST OF SALES

     Included in cost of sales are cost of merchandise sold, occupancy and buying costs.

  INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Income per common share and common equivalent share were computed using the treasury stock method and by dividing net income available to common stockholders by the weighted average number of shares of common stock of the Company and common stock equivalents, which consist of warrants and options, outstanding during the period.

  STOCK SPLIT

     In conjunction with the Company's initial public offering of its common stock on May 16, 1995, the Company's board of directors approved a 4.5-for-l stock split. On June 28, 1996, the Company's board of directors approved a 2-for-1 stock split. The impact of both stock splits has been reflected in the Company's accompanying consolidated financial statements and notes thereto.

  INCOME TAXES

     The provision for income taxes is based on income before taxes as reported for financial statement purposes and has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

                            GARDEN RIDGE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  REALIZATION OF LONG-LIVED ASSETS

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 on January 29, 1996, did not materially impact the Company's results of operations.

  PENDING ACCOUNTING CHANGE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Statement 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international earnings per share standards. The Statement also retroactively revises the presentation of earnings per share in the financial statements. The Company will adopt this Standard for the year ended January 25, 1998, and, based on current circumstances, does not believe the effect of the adoption will be material.

3.  INTANGIBLES AND DEFERRED CHARGES:

     Intangible assets and deferred charges consists of the following at January 28, 1996, and January 26, 1997 (in thousands):

                                        JANUARY 28,    JANUARY 26,
                                           1996           1997
                                        -----------    -----------
Cost in excess of net assets
  acquired...........................     $11,693        $11,708
Deferred loan costs..................         849            849
Noncompetition agreement.............         500            500
                                        -----------    -----------
                                           13,042         13,057
Less -- Accumulated amortization.....       2,151          2,868
                                        -----------    -----------
                                          $10,891        $10,189
                                        ===========    ===========

     The Company entered into an asset purchase agreement in December 1995 whereby the Company paid $2.3 million to acquire store fixtures, equipment and goodwill associated with a store in Houston, Texas, and entered into a noncompetition agreement with the seller for $500,000. As of January 28, 1996 and January 26, 1997, the noncompetition agreement has an outstanding liability of $400,000 and $300,000, respectively, which is to be paid in annual increments of $100,000. Accordingly, $300,000 and $200,000 of this liability is included in long term debt and other in the consolidated balance sheets at January 28, 1996 and January 26, 1997, respectively.

                            GARDEN RIDGE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  DEBT:

     Long-term debt included term loans which were payable through October 1996, with interest payable monthly at 7.9% through 16.8%. The balance at January 28, 1996 was $98,000 and was paid in full in November 1996.

     The Company has a line-of-credit agreement, as amended (Line of Credit), which provides for a commitment not to exceed the greater of $15.0 million or the Company's borrowing base, as defined, reduced by the aggregate amount of outstanding letters of credit and bears interest at the prime rate or, at the Company's option, LIBOR plus either 1.75 percent or 2.25 percent depending upon certain financial conditions. The Line of Credit extends through June 30, 1998. The Company is required to pay an annual commitment fee of 0.375 percent per annum on the unused portion of the Line of Credit. The average amount outstanding and weighted average interest rate during the fifty-two week period ended January 28, 1996 were $1.2 million and 8.4 percent. During fiscal year 1997, the Company made no borrowings under the Line of Credit and at January 26, 1997, there was approximately $15.0 million of available borrowings.

     Restrictions under the Line of Credit and term loans include, among other things, limits on capital expenditures, annual store openings, incurrence of additional indebtedness and mergers or consolidations and certain financial covenants.

5.  FEDERAL INCOME TAXES:

  INCOME TAXES

     Effective February 1, 1993, the Company adopted the provisions of SFAS No.
109. This standard provides the method for determining the appropriate asset and liability for deferred taxes which are computed by applying applicable tax rates to temporary (timing) differences. Therefore, expenses recorded for financial statement purposes before they are deducted for tax purposes create temporary differences which give rise to deferred tax assets. Expenses deductible for tax purposes before they are recognized in the financial statements create temporary differences which give rise to deferred tax liabilities.

     The Company and its subsidiaries file a consolidated tax return. Deferred income taxes are provided in recognition of timing differences in reporting certain transactions for financial reporting and income tax reporting purposes.

     The provision (benefit) for income taxes is as follows (in thousands):

                             FOR THE FIFTY-TWO WEEK PERIODS ENDED
                         ---------------------------------------------
                         JANUARY 29,      JANUARY 28,      JANUARY 26,
                            1995             1996             1997
                         -----------      -----------      -----------
Current...............     $ 2,568          $ 4,511          $ 4,351
Deferred..............        (127)            (121)             268
                         -----------      -----------      -----------
                           $ 2,441          $ 4,390          $ 4,619
                         ===========      ===========      ===========

                            GARDEN RIDGE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The primary reasons for the difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements are as follows:

                                            FOR THE FIFTY-TWO WEEK PERIODS ENDED
                                        ---------------------------------------------
                                        JANUARY 29,      JANUARY 28,      JANUARY 26,
                                           1995             1996             1997
                                        -----------      -----------      -----------
Statutory federal rate...............        34%              35%              35%
Expenses not deductible for tax
  purposes (primarily amortization of
  cost in excess of net assets
  acquired...........................         3                4                2
                                             --               --               --
                                             37%              39%              37%
                                             ==               ==               ==

     The significant components of the deferred tax assets and liabilities are as follows (in thousands):

                                        JANUARY 28,      JANUARY 26,
                                           1996             1997
                                        -----------      -----------
Deferred tax assets -
     Inventory.......................      $ 564           $   759
     Accruals........................        274               405
     Other...........................        136                23
                                        -----------      -----------
          Total deferred tax
            assets...................        974             1,187
Deferred tax liabilities -
     Depreciation....................      --                  106
     Preopening cost.................         47            --
     Prepaid expenses................      --                  405
     Other...........................        216               233
                                        -----------      -----------
          Total deferred tax
            liabilities..............        263               744
                                        -----------      -----------
Net deferred tax assets..............      $ 711           $   443
                                        ===========      ===========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management of the Company believes the net deferred tax assets will be utilized in full based on the nature of the assets and the Company's estimates of the timing of reversals of temporary differences and on the expected generation of taxable income before such reversals.

6.  PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:

     On July 16, 1992, the Company sold 9,000,000 shares of common stock for $.11 per share and 1,000,000 shares of 8 percent cumulative preferred stock, $.01 par value (the Preferred Shares), for $6.00 per share. Accrued and unpaid dividends on the Preferred Shares compound quarterly at a rate of 8 percent per annum. The Company redeemed the Preferred Shares with the proceeds of its IPO, as defined below, in May 1995.

     In July 1994, a total of 900,000 shares of common stock were redeemed pro rata from the stockholders of the Company at $0.11 per share. This redemption was reflected as a $100,000 purchase of treasury stock in the accompanying consolidated statements of preferred stock and common stockholders' equity.

     In November 1994, the Company participated in a privately negotiated transaction (the November 1994 Transaction) among certain current and new stockholders. The Company was involved in the November 1994 Transaction at the request of and merely as an accommodation to these stockholders. The Company received no net proceeds and incurred no net costs or expenses from the purchase and

                            GARDEN RIDGE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) sale of these securities and did not participate in establishing the price for which the securities were sold. On that date, certain current stockholders sold an aggregate of 482,400 shares of common stock to certain current stockholders at an aggregate price of $1,474,000. On that same date, certain current stockholders sold an aggregate of 237,600 shares of common stock to the Company at an aggregate price of $726,000. In addition, the Company purchased Floating Rate Notes in the aggregate face amount of $8,608,644 from certain holders of the Floating Rate Notes for the sum of $8,608,644. Concurrently with the purchases by the Company, the Company reissued 237,600 shares of common stock to a new stockholder at an aggregate price of $726,000 and issued new notes, with an aggregate face amount and terms identical to those of the Floating Rate Notes purchased, to certain current and new stockholders for the sum of $8,608,644. All funds received by the Company upon reissuance of the shares of common stock and issuance of the Floating Rate Notes were used to purchase the stock and notes in the November 1994 Transaction.

     In connection with the November 1994 Transaction, the Company entered into a registration rights agreement with its stockholders whereby the stockholders were given certain piggyback registration rights.

     In May 1995, the Company completed an initial public offering of common stock pursuant to which the Company sold 5,800,000 shares of common stock at the price of $7.50 per share (the IPO). Net proceeds of the IPO were approximately $39.5 million. Net proceeds of the IPO were used as follows: (i) $7.5 million to redeem all of the Company's Preferred Shares, including payment of the accrued dividends, (ii) $15.0 million to repay the Company's Floating Rate Notes and
(iii) $6.0 million to repay the Company's lines of credit.

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

     Although there are no shares of preferred stock outstanding and the Company has no present plans to issue any shares of preferred stock, the Amended and Restated Certificate of Incorporation authorizes the Board, without further action of the stockholders of the Company, to issue up to 1,000,000 shares of preferred stock at $.01 par value.

7.  STOCK OPTIONS AND WARRANTS:

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options issued in fiscal 1996 and fiscal 1997, respectively; risk-free interest rate of
7.4 percent and 6.6 percent; expected lives of 10 years; expected volatility of 14 percent and 43 percent; and no expected dividends.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects of reported net income for future years because, as provided by SFAS No. 123, only the effects of awards granted after January 30, 1995, are considered in the pro forma calculation.

                            GARDEN RIDGE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                      JANUARY 28, 1996      JANUARY 26, 1997
                                     ------------------    ------------------
                                        AS        PRO         AS        PRO
                                     REPORTED    FORMA     REPORTED    FORMA
                                     --------    ------    --------    ------
Net income (in thousands).........    $6,725     $6,705     $8,036     $7,763
Earnings per share................    $ 0.46     $ 0.46     $ 0.45     $ 0.43

     In August 1992, the Company adopted the 1992 stock option plan, as amended (the 1992 Plan), which expired upon the public offering of the Company's common stock in May 1995. The 1992 Plan permitted the Company to grant incentive and nonqualified stock options to purchase 1,130,822 shares of the Company's common stock to key executives and employees. The exercise price of incentive stock options is not less than the fair value of the shares at the date of grant, and the exercise price of nonqualified stock options is determined by the compensation committee of the Company's board of directors, subject to certain restrictions. Options presently outstanding vest at the rate of 33 1/3 percent per year beginning one year after the date of grant and expire 10 years from the date of grant.

     A summary of stock option activity under the 1992 Plan follows:

                                          OPTIONS       WEIGHTED AVERAGE
                                        OUTSTANDING      EXERCISE PRICE
                                        -----------     ----------------
Balance at January 30, 1994..........      870,876           $ 0.15
     Granted.........................      262,862           $ 3.17
     Exercised.......................      (38,992)          $ 0.11
     Canceled........................      (23,774)          $ 0.23
                                        -----------
Balance at January 29, 1995..........    1,070,972           $ 0.89
     Exercised.......................     (145,894)          $ 0.24
     Canceled........................       (1,950)          $ 2.22
                                        -----------
Balance at January 28, 1996..........      923,128           $ 0.99
     Exercised.......................     (336,962)          $ 0.16
     Canceled........................       (3,974)          $ 2.84
                                        -----------
Balance at January 26, 1997..........      582,192           $ 1.48
                                        ===========

     At January 26, 1997, there were no shares reserved for future stock option grants under the 1992 Plan and options to acquire 497,590 shares were exercisable under the 1992 Plan.

     In April 1994, the Company adopted the 1994 Stock Option Plan (the 1994
Plan). The 1994 Plan permits the Company to grant incentive and nonqualified stock options to purchase 419,176 shares of the Company's common stock to key executives and employees. The exercise price of incentive stock options will not be less than the fair value of the shares at the date of grant and the exercise price of nonqualified stock options will be determined by the compensation committee of the Company's board of directors, subject to certain restrictions. The vesting and terms of each stock option will be determined by the compensation committee, subject to certain limitations. The 1994 Plan expires 10 years after its effective date.

                            GARDEN RIDGE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of stock option activity under the 1994 Plan follows:

                                          OPTIONS       WEIGHTED AVERAGE
                                        OUTSTANDING      EXERCISE PRICE
                                        -----------     ----------------
Balance at July 30, 1994.............          --            $ --
     Granted.........................      74,898            $ 2.33
     Exercised.......................          --            $ --
     Canceled........................      (7,398)           $ 2.33
                                        -----------
Balance at January 29, 1995..........      67,500            $ 2.33
     Granted.........................      32,724            $ 6.65
     Exercised.......................          --            $ --
     Canceled........................      (2,924)           $ 3.33
                                        -----------
Balance at January 28, 1996..........      97,300            $ 3.28
     Granted.........................     160,000            $13.43
     Exercised.......................     (21,198)           $ 2.39
     Canceled........................      (4,000)           $16.44
                                        -----------
Balance at January 26, 1997..........     232,102            $10.39
                                        ===========

     At January 26, 1997, there were 165,876 shares reserved for future stock option grants and 52,069 shares were exercisable under the 1994 Plan.

     The exercise price of the options outstanding under the 1992 Plan and 1994 Plan at January 26, 1997 range from $0.11 to $3.33 and $2.33 to $28.88, respectively. The weighted averaged contractual life of options outstanding at January 26, 1997 was six years and nine years, respectively, for both the 1992 Plan and 1994 Plan. The weighted average fair value of options granted in fiscal 1996 and 1997 was $4.22 and $8.84 under the 1994 Plan.

     In fiscal 1994, the Company issued warrants to purchase 450,000 shares of common stock to certain investors (Note 6) and a warrant to purchase 194,400 shares of common stock to the Lessor in connection with a lease agreement for retail space. Both of the warrants are exercisable at a price of $3.33 per share. The Lessor exercised his warrants in May 1995. The warrants issued to the investors, as amended, expire seven years from the initial public offering of the Company's common stock.

     During fiscal 1996, the Company issued warrants to purchase 135,000 shares of common stock to outside parties for $5.00 per share. The Lessor exercised 45,000 shares in April 1996. The remaining warrants expire within one year. No value has been assigned to these warrants in the accompanying consolidated financial statements as their value as of the valuation date was deemed to be DE MINIMIS.

8.  EMPLOYEE STOCK PURCHASE PLAN:

     In May 1996, the stockholders approved the Employee Stock Purchase Plan and reserved 100,000 shares of common stock for issuance thereunder. The plan permits full-time employees who meet certain requirements to purchase common stock through payroll deductions (which cannot exceed 10% of each employee's compensation) at 85% of the fair market value at the end of each calendar quarter. The Plan became effective on January 1, 1997.

9.  COMMITMENTS AND CONTINGENCIES:

  LEASES

     The Company leases its retail facilities pursuant to noncancelable operating leases that expire at various dates through 2018. A number of the leases have renewal options for various periods of time at the option of the Company. Total rental expense included in the accompanying consolidated financial

                            GARDEN RIDGE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

statements for the period ended January 29, 1995, January 28, 1996, and January 26, 1997, is $4,757,300, $7,260,000 and $12,530,000, respectively.

     The Company is responsible for taxes, utilities, insurance and repairs and maintenance of each of the retail properties. Certain leases require the payment of contingent rentals based on a specified percentage of a store's gross sales, as defined and subject to certain limitations. To date, no contingent rent amounts have been paid.

     Future minimum rentals required under the operating leases, including those executed subsequent to year-end, are as follows (in thousands):

Fiscal year ending --
  1998...............................  $   16,828
  1999...............................      16,928
  2000...............................      16,310
  2001...............................      16,622
  2002...............................      16,188
  Thereafter.........................     199,340
                                       ----------
                                       $  282,216
                                       ==========

  INSURANCE

     The Company is fully insured for claims over certain deductible amounts. The insurance provides for payment of accidental death and medical claims of employees as specified within the policies. Historically, the Company has not incurred any significant losses on workers' compensation or employee medical insurance claims, and management believes the Company's reserves are sufficient to cover the Company's liabilities for claims incurred.

  LITIGATION

     The Company is involved in various legal proceedings incidental to the conduct of its business. The Company currently is not engaged in any legal proceeding that is expected to have a material adverse effect on the Company's results of operations or financial position.

10.  RELATED-PARTY TRANSACTIONS:

  EMPLOYMENT AGREEMENT

     On July 16, 1992, the Company entered into an employment agreement, as amended, with an officer and stockholder of the Company. The employment agreement, as amended, expires on July 15, 1997, and provides for annual compensation in defined amounts, subject to certain adjustments, contains certain noncompete clauses and provides for payments of compensation and purchase of stock under certain circumstances.

  FINANCIAL ADVISORY AND CONSULTING AGREEMENTS

     In July 1996, the Company entered into a five-year financial advisory agreement with a stockholder. The agreement provides for an annual fee of $50,000 and reimbursement of out-of-pocket expenses.

     During fiscal 1995, the Company entered into a consulting agreement through July 31, 1995, with a director and stockholder of the Company. Payments under such agreement, including directors' fees, did not exceed $50,000.

                            GARDEN RIDGE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  OTHER

     In fiscal 1995, 1996 and 1997, the Company paid approximately $545,895, $778,382 $996,024, respectively, to a supplier for the design, construction and installation of its signs. The owner of the supplier is the spouse of an officer of the Company.

     Two officers of the Company were minority stockholders of a long distance telephone service provider, which provided long distance services to the Company. In fiscal 1996, the Company paid approximately $80,000 for this company's service. During fiscal year 1997, the Company obtained no services from the long distance telephone service provider.

     The Company believes the foregoing transactions were on terms at least as favorable to the Company as those which could have been obtained elsewhere.

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                      FISCAL QUARTER ENDED
                                        --------------------------------------------------
                                        APRIL 30,   JULY 30,    OCTOBER 29,    JANUARY 28,
                                          1995        1995         1995           1996
                                        ---------   ---------   -----------    -----------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales................................    $ 26,597   $  26,650     $37,952        $56,888
Gross profit.........................       9,701       9,457      14,412         22,189
Income from operations...............         611         678         926          9,062
Net income...........................         123         453         638          5,664
Net income per common and common
  equivalent share...................    $    .01   $     .03     $   .04        $   .35
Weighted average number of common and
  common equivalent shares
  outstanding........................      10,110      15,280      16,352         16,364
                                                       FISCAL QUARTER ENDED
                                        --------------------------------------------------
                                        APRIL 28,   JULY 28,    OCTOBER 27,    JANUARY 26,
                                          1996        1996         1996           1997
                                        ---------   ---------   -----------    -----------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales................................    $ 39,220   $  45,116     $55,631        $85,348
Gross profit.........................      14,123      16,221      20,511         30,407
Income from operations...............         865         588         740          8,991
Net income...........................         586         679         670          6,101
Net income per common and common
  equivalent share...................    $    .03   $     .04     $   .04        $   .33
Weighted average number of common and
  common equivalent shares
  outstanding........................      16,405      18,457      18,426         18,358

                                       30