Form 10-Q
period 1997-04-30
GARDEN RIDGE CORP
filed 1997-06-11
CIK 923408

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For Quarterly Period Ended: April 27, 1997

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

                                 (281) 579-7901
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                         OUTSTANDING AT JUNE 10, 1997
----------------------------            ----------------------------
Common Stock, $.01 Par Value                  17,923,795 shares

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      January 26,            April 27,
ASSETS                                                                   1997                  1997
------                                                                 ---------             ---------
CURRENT ASSETS:
     Cash and cash equivalents ...................................    $  32,494             $  26,091
     Marketable securities .......................................        5,168                 1,986
     Accounts receivable .........................................        1,725                 1,838
     Inventories .................................................       43,617                58,554
     Deferred income taxes .......................................          480                   480
     Prepaid expenses ............................................        2,950                 3,256
     Deposits ....................................................          225                    74
                                                                      ---------             ---------
          Total current assets ...................................       86,659                92,279
PROPERTY AND EQUIPMENT, at cost:
     Land held for sale/leaseback ................................        5,976                 2,266
     Leasehold improvements ......................................       16,660                17,493
     Furniture and fixtures ......................................       11,327                12,987
     Equipment ...................................................       18,015                20,204
                                                                      ---------             ---------
           Total property and equipment ..........................       51,978                52,950
     Less - Accumulated depreciation and amortization ............      (11,620)              (12,877)
                                                                      ---------             ---------
           Net property and equipment ............................       40,358                40,073
OTHER ASSETS:
     Intangibles and deferred charges, net .......................       10,189                10,001
     Other .......................................................          176                  --
                                                                      ---------             ---------
           Total assets ..........................................    $ 137,382             $ 142,353
                                                                      =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ............................................    $  15,011             $  19,991
     Accrued liabilities .........................................        4,377                 5,725
     Federal income taxes payable ................................        3,994                 2,151
                                                                      ---------             ---------
           Total current liabilities .............................       23,382                27,867
LONG-TERM DEBT AND OTHER, net of current portion .................          237                   237
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY:
     Common stock, 17,830,764 and 17,832,819 shares outstanding ..          182                   182
     Paid-in capital .............................................       92,542                92,558
     Retained earnings ...........................................       21,079                21,549
     Less - Treasury stock, 356,952 and 356,952 shares, at cost ..          (40)                  (40)
                                                                      ---------             ---------
            Total common stockholders' equity ....................      113,763               114,249
                                                                      ---------             ---------
            Total liabilities and stockholders' equity ...........    $ 137,382             $ 142,353
                                                                      =========             =========

The accompanying notes are an integral part of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                Thirteen Weeks Ended
                                                                       ------------------------------------
                                                                           April 28,              April 27,
                                                                             1996                   1997
                                                                       -----------              -----------
SALES .........................................................        $    39,220              $    59,493
                                                                                                ...........
COST OF SALES .................................................             25,097                   38,893
                                                                       -----------              -----------
      Gross profit ............................................             14,123                   20,600
OPERATING EXPENSES:
    Store operating ...........................................             10,941                   17,222
    General and administrative ................................              1,473                    2,062
    Amortization of intangibles and deferred charges ..........                153                      188
    Preopening costs ..........................................                691                      773
                                                                       -----------              -----------
       Total operating expenses ...............................             13,258                   20,245
                                                                       -----------              -----------
       Income from operations .................................                865                      355
INTEREST INCOME ...............................................                 95                      391
                                                                       -----------              -----------
       Income before income taxes .............................                960                      746
INCOME TAXES ..................................................                374                      276
                                                                       -----------              -----------
       Net  income ............................................        $       586              $       470
                                                                       ===========              ===========
INCOME  PER COMMON AND COMMON
    EQUIVALENT SHARE: .........................................        $       .04              $       .03
                                                                       ===========              ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING .....................         16,404,856               18,354,712
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

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Thirteen Weeks Ended
                                                                             ----------------------------
                                                                             April 28,           April 27,
                                                                               1996                1997
                                                                             -------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..........................................................   $   586             $    470
                                                                             -------             --------
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities --
        Depreciation and amortization of property and equipment ..........       872                1,523
        Amortization of intangibles and deferred charges .................       153                  188
        (Increase) decrease in assets -
           Accounts receivable ...........................................       279                 (113)
           Notes receivable ..............................................        14                    0
           Inventories ...................................................    (8,469)             (14,937)
           Prepaid expenses ..............................................    (1,037)                (306)
           Intangibles and deferred charges ..............................       (15)                 327
           Deposits and other ............................................        (3)                --
        Increase (decrease) in liabilities -
           Accounts payable ..............................................     8,192                4,980
           Accrued liabilities ...........................................       153                1,348
           Federal income taxes payable ..................................    (2,677)              (1,843)
                                                                             -------             --------
           Total adjustments .............................................    (2,538)              (8,833)
                                                                             -------             --------
           Net cash (used in) operating activities .......................    (1,952)              (8,363)
                                                                             -------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Marketable securities ..............................................      --                  3,182
     Capital expenditures ................................................    (6,307)              (1,238)
                                                                             -------             --------
           Net cash provided by (used in) investing activities ...........    (6,307)               1,944
                                                                             -------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under revolving credit agreement .........................       800                 --
     Purchase of treasury stock ..........................................        37                 --
     Proceeds from exercise of stock options and warrants ................         4                 --
     Net proceeds from sale of common stock ..............................      --                     16
                                                                             -------             --------
           Net cash provided by (used in) financing activities ...........       841                   16
                                                                             -------             --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ................................    (7,418)              (6,403)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
                                                                             -------             --------
      PERIOD .............................................................     7,544               32,494
                                                                             =======             ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................   $   126             $ 26,091
                                                                             =======             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:
      Cash paid during the period for --
          Interest .......................................................   $    27             $     17
          Income taxes ...................................................     3,010                2,051

The accompanying notes are an integral part of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

       The accompanying consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company, all adjustments necessary for the fair presentation of the unaudited results for the periods have been included. Because of the seasonal nature of the Company's business, results for such interim periods are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for fiscal year ended January 26, 1997.

       Earnings per common share and common equivalent share were computed using the treasury stock method and by dividing net income available to common stockholders by the weighted average number of shares of common stock of the Company and common stock equivalents, which consist of warrants and options, outstanding during the periods.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Management believes the adaption of SFAS No. 128 would have no material impact on the Company's EPS.

       The Company's Board of Directors approved a 2 to 1 stock split effective June 28, 1996. All share and per share information in the accompanying consolidated financial statements and notes have been restated to reflect the stock split as if it occurred as of the beginning of the earliest period presented.

2. PUBLIC OFFERING:

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

       The Company's fiscal year ends on the last Sunday in January in each year resulting in either a 52 or 53 week year. References to fiscal years by date refer to the fiscal year ending in that calendar year, for example, "fiscal 1998" refers to the fiscal year ending January 25, 1998.

RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated income statement data expressed as a percentage of sales.

                                                                    Thirteen Weeks Ended
                                                                   ---------------------
                                                                   April 28,    April 27,
                                                                     1996          1997
                                                                   --------     --------
Sales ...........................................................    100.0%       100.0%
Cost of sales ...................................................     64.0         65.4
                                                                     -----        -----
     Gross profit ...............................................     36.0         34.6
Operating expenses:
     Store operating ............................................     27.9         28.9
     General and administrative .................................      3.7          3.5
     Amortization of intangibles and deferred  charges ..........      0.4          0.3
     Preopening costs ...........................................      1.8          1.3
                                                                     -----        -----
          Income from operations ................................      2.2          0.6
Interest income .................................................      0.2          0.7
Income taxes ....................................................     (0.9)        (0.5)
                                                                     -----        -----
               Net income .......................................      1.5%         0.8%
                                                                     =====        =====

FIRST QUARTER ENDED APRIL 27, 1997 COMPARED TO FIRST QUARTER ENDED APRIL 28,
1996

       Sales in the first quarter of fiscal 1998 increased $20.3 million, or 51.7%, to $59.5 million from $39.2 million in the first quarter of fiscal 1997. The increase was primarily attributable to (i) the opening of two stores in the Atlanta area in March 1997, (ii) sales from five stores opened in the second and third quarter of fiscal 1997 and (iii) the results of a full quarter's sales volume from the Pineville (Charlotte) and Jacksonville stores which opened in the first quarter of fiscal 1997. In addition, comparable store sales were 6% higher than the same period last year.

       Gross profit as a percentage of sales decreased to 34.6% in the first quarter of fiscal 1998 as compared to 36.0% for the comparable period in fiscal 1997. This decrease in gross profit as a percentage of sales was due to an increased reserve for inventory shrinkage (from 2% to 3% of sales) and higher buying and occupancy costs.

       Store operating expenses increased $6.3 million, or 57.4%, in the first quarter of fiscal 1998 primarily as a result of the opening of new stores.

       General and administrative expenses increased $589,000, or 40.0%, to $2.1 million in the first quarter of fiscal 1998 as compared to $1.5 million in the first quarter of fiscal 1997. This increase generally related to corporate personnel additions. General and administrative expenses as a percentage of sales decreased in the first quarter of fiscal 1998 to 3.5% from 3.7% in the comparable period of 1997, reflecting the higher level of sales in the first quarter of fiscal 1998.

       Preopening costs of $773,000 in the first quarter of fiscal 1998 relate to the opening of the two Atlanta stores in March 1997. The Company's policy is to expense preopening costs in the month a store commences operations.

       Interest income was $391,000, or 0.7% of sales in the first quarter of fiscal 1998, as compared to $95,000, or 0.2% of sales in the comparable period of 1997. This increase primarily resulted from the investment of the Company's proceeds from the Secondary Offering and excess cash.

       Income taxes were $276,000, representing an effective tax rate of 37.0% for the first quarter of fiscal 1998, as compared to $374,000, or 39.0% in the comparable period of fiscal 1997. The Company's lower effective tax rate is attributable to the Company's geographic expansion resulting in a lower effective state tax rate.

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

       The Company's primary sources of working capital are cash flow from operations and borrowings under its lines of credit. The Company had working capital of $64.4 million at April 27, 1997. The Company currently has a $15 million line of credit, with no outstanding borrowings under it. Management believes the Company has sufficient working capital, cash flow from operating activities and available unused credit capacity to sustain current growth plans.

                            GARDEN RIDGE CORPORATION

                           PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   The following exhibits are filed with this report:

                     3.1 - Restated Certificate of Incorporation of the Company

                     3.2 - Amended and Restated By-laws of the Company

                    10.1 - Amended and Restated 1994 Stock Option Plan

                    10.2 - 1996 Independent Director Stock Option Plan

                    27   - Financial Data Schedule

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

Date:  June 10, 1997              GARDEN RIDGE CORPORATION
                                       (Registrant)

                              By:/s/Jane L. Arbuthnot
                                    Jane. L. Arbuthnot
                                    Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number  Description
--------------  -----------
     3.1        Restated Certificate of Incorporation of the Company

     3.2        Amended and Restated By-laws of the Company

    10.1        Amended and Restated 1994 Stock Option Plan

    10.2        1996 Independent Director Stock Option Plan

    27          Financial Data Schedule