Form 10-Q
period 1997-10-26
GARDEN RIDGE CORP
filed 1997-12-10
CIK 923408

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended:     October 26, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                 OUTSTANDING AT DECEMBER 8, 1997
----------------------------                    -------------------------------
Common Stock, $.01 Par Value                             17,937,466 shares

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 January 26,  October 26,
ASSETS .........................................................     1997        1997
                                                                  ---------   ---------
CURRENT ASSETS:
     Cash and cash equivalents .................................  $  32,494   $  13,608
     Marketable securities .....................................      5,168       5,915
     Accounts receivable .......................................      1,725       2,699
     Inventories ...............................................     43,617      79,336
     Deferred income taxes .....................................        480         480
     Prepaid expenses ..........................................      2,950       2,398
     Deposits ..................................................        225          80
                                                                  ---------   ---------
          Total current assets .................................     86,659     104,516
PROPERTY AND EQUIPMENT, at cost:
     Land held for sale/leaseback ..............................      5,976         356
     Leasehold improvements ....................................     16,660      18,367
     Furniture and fixtures ....................................     11,327      13,793
     Equipment .................................................     18,015      23,125
                                                                  ---------   ---------
           Total property and equipment ........................     51,978      55,641
     Less - Accumulated depreciation and amortization ..........    (11,620)    (16,206)
                                                                  ---------   ---------
           Net property and equipment ..........................     40,358      39,435
OTHER ASSETS:
     Intangibles and deferred charges, net .....................     10,189       9,625
     Other .....................................................        176        --
                                                                  ---------   ---------
           Total assets ........................................  $ 137,382   $ 153,576
                                                                  =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

     Accounts payable ..........................................  $  15,011   $  25,310
     Accrued liabilities .......................................      4,377       8,522
     Federal income taxes payable ..............................      3,994       2,984
                                                                  ---------   ---------
           Total current liabilities ...........................     23,382      36,816
LONG-TERM DEBT AND OTHER, net of current portion ...............        237         237
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY:

     Common stock, 17,830,764 and 17,936,716 shares outstanding         182         183
     Paid-in capital ...........................................     92,542      93,105
     Retained earnings .........................................     21,079      23,274
     Less - Treasury stock, 356,952 and 350,492 shares at cost .        (40)        (39)
                                                                  ---------   ---------
            Total common stockholders' equity ..................    113,763     116,523
                                                                  ---------   ---------
            Total liabilities and common stockholders' equity ..  $ 137,382   $ 153,576
                                                                  =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        Thirteen Weeks Ended    Thirty Nine Weeks Ended
                                                      ------------------------  ------------------------
                                                      October 27,  October 26,  October 27,  October 26,
                                                          1996         1997         1996         1997
                                                      -----------  -----------  -----------  -----------
SALES ..............................................  $    55,631  $    71,122  $   139,967  $   194,250
COST OF SALES ......................................       35,120       44,762       89,112      126,086
                                                      -----------  -----------  -----------  -----------
      Gross profit .................................       20,511       26,360       50,855       68,164
OPERATING EXPENSES:
    Store operating ................................       16,787       21,767       40,944       57,261
    General and administrative .....................        1,701        2,564        4,821        6,571
    Amortization of intangibles and deferred charges          188          188          529          564
    Preopening costs ...............................        1,095          349        2,368        1,122
                                                      -----------  -----------  -----------  -----------
       Total operating expenses ....................       19,771       24,868       48,662       65,518
                                                      -----------  -----------  -----------  -----------
       Income from operations ......................          740        1,492        2,193        2,646
INTEREST INCOME ....................................          358          163          978          838
                                                      -----------  -----------  -----------  -----------
       Income before income taxes ..................        1,098        1,655        3,171        3,484
INCOME TAXES .......................................          428          612        1,236        1,289
                                                      -----------  -----------  -----------  -----------
       Net  income .................................  $       670  $     1,043  $     1,935  $     2,195
                                                      ===========  ===========  ===========  ===========
INCOME  PER COMMON AND COMMON
    EQUIVALENT SHARE ...............................  $       .04  $       .06  $       .11  $       .12
                                                      -----------  -----------  -----------  -----------
WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING ..........   18,426,340   18,521,463   17,767,225   18,452,966
                                                      ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Thirty Nine Weeks Ended
                                                                     ------------------------
                                                                     October 27,  October 26,
                                                                          1996       1997
                                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ......................................................  $  1,935   $  2,195
                                                                        --------   --------
     Adjustments to reconcile net income to net cash used in operating activities --
        Depreciation and amortization of property and equipment ......     3,274      4,856
        Amortization of intangibles and deferred charges .............       514        564
        (Increase) decrease in assets -
           Accounts receivable .......................................    (2,313)      (974)
           Notes receivable ..........................................     2,582       --
           Inventories ...............................................   (33,435)   (35,719)
           Prepaid expenses ..........................................    (1,855)       552
           Deposits and other ........................................       121        321
        Increase (decrease) in liabilities -
           Accounts payable ..........................................    15,218     10,299
           Accrued liabilities .......................................     2,535      4,145
           Federal income taxes payable ..............................    (2,589)    (1,010)
                                                                        --------   --------
           Total adjustments .........................................   (15,948)   (16,966)
                                                                        --------   --------
           Net cash used in operating activities .....................   (14,013)   (14,771)
                                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Marketable securities ...........................................      --         (747)
     Capital expenditures ............................................   (15,644)    (3,933)
                                                                        --------   --------
           Net cash used in investing activities .....................   (15,644)    (4,680)
                                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from public offerings of common stock ..............    48,741       --
     Proceeds from exercise of stock options and warrants ............     1,370        564
     Common stock reissued from treasury .............................        38          1
                                                                        --------   --------
           Net cash provided by financing activities .................    50,149        565
                                                                        --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS .....................................................    20,492    (18,886)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................     7,544     32,494
                                                                        --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................  $ 28,036   $ 13,608
                                                                        ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for --
          Interest ...................................................  $     54   $     46
          Income taxes ...............................................     3,010      2,175

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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Management believes the adoption of SFAS No. 128 in the fiscal year ended January 25, 1998 financial statements will have no material impact on the Company's EPS.

         The Company's Board of Directors approved a 2 for 1 stock split effective June 28, 1996. All share and per share information in the accompanying consolidated financial statements and notes have been restated to reflect the stock split as if it occurred as of the beginning of the earliest period presented.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated income statement data expressed as a percentage of sales.


                                                          Thirteen Weeks Ended    Thirty Nine Weeks Ended
                                                        ------------------------  ------------------------
                                                        October 27,  October 26,  October 27,  October 26,
                                                           1996         1997         1996         1997
                                                           -----        -----        -----        -----
Sales .............................................        100.0%       100.0%       100.0%       100.0%
Cost of sales .....................................         63.1         62.9         63.7         64.9
                                                           -----        -----        -----        -----
     Gross profit .................................         36.9         37.1         36.3         35.1
Operating expenses:
     Store operating ..............................         30.2         30.6         29.2         29.5
     General and administrative ...................          3.1          3.6          3.4          3.3
     Amortization of intangibles & deferred charges          0.3          0.3          0.4          0.3
     Preopening costs .............................          2.0          0.5          1.7          0.6
                                                           -----        -----        -----        -----
          Income from operations ..................          1.3          2.1          1.6          1.4
Interest income ...................................          0.6          0.3          0.7          0.4
Income taxes ......................................         (0.7)        (0.9)        (0.9)        (0.7)
                                                           -----        -----        -----        -----
               Net income .........................          1.2%         1.5%         1.4%         1.1%
                                                           =====        =====        =====        =====

THIRD QUARTER ENDED OCTOBER 26, 1997 COMPARED TO THIRD QUARTER ENDED OCTOBER 27, 1996

         Sales in the third quarter of fiscal 1998 increased $15.5 million, or 27.8%, to $71.1 million from $55.6 million in the third quarter of fiscal 1997. The increase was primarily attributable to the opening of two stores in the first quarter and one store in the third quarter of fiscal 1998. In addition, comparable store sales increased 8% over the same period last year.

         Gross profit as a percentage of sales increased to 37.1% in the third quarter of fiscal 1998 as compared to 36.9% for the comparable period in fiscal 1997. This increase in gross profit as a percentage of sales was primarily a result of higher product margins offset by an increased reserve for shrinkage (from 2% to 3% of sales).

         Store operating expenses increased $5.0 million, or 29.7%, in the third quarter of fiscal 1998 primarily as a result of operating 21 stores in the third quarter of fiscal 1998 compared to operating 18 stores in the third quarter of fiscal 1997.

         General and administrative expenses increased $863,000, or 50.7%, to $2.6 million in the third quarter of fiscal 1998 as compared to $1.7 million in the third quarter of fiscal 1997. This increase generally relates to corporate personnel additions. General and administrative expenses as a percentage of sales increased 0.5% for the comparable period of fiscal 1997.

         Preopening costs of $349,000 in the third quarter of fiscal 1998 relate to the opening of the Lewisville, Texas store during the quarter. The Company's policy is to expense preopening costs in the month a store commences operations.

         Interest income was $163,000, or 0.3% of sales in the third quarter of fiscal 1998, as compared to $358,000, or 0.6% of sales in the comparable period of fiscal 1997. This decrease is primarily due to less cash being invested because of the capital expenditures on three new stores, corporate capital expenditures, and inventory investments in all stores.

         Income taxes were $612,000, representing an effective tax rate of 37.0% for the third quarter of fiscal 1998, as compared to $428,000, or 39.0%, in the comparable period of fiscal 1997. The Company's lower effective tax rate is attributable to the Company's geographic expansion resulting in a lower effective state tax rate.

THIRTY NINE WEEKS ENDED OCTOBER 26, 1997 COMPARED TO THIRTY NINE WEEKS ENDED OCOTBER 27, 1996

         Sales in the first three quarters of fiscal 1998 increased $54.3 million, or 38.8%, to $194.3 million from $140.0 million in the first three quarters of fiscal 1997. The increase was primarily attributable to the opening of the St. Louis, Greenville and Richmond stores during the third quarter of fiscal 1997, two stores opened in the first quarter and one store opened in the third quarter of fiscal 1998. Comparable store sales increased 9% over the same period last year.

         Gross profit as a percentage of sales decreased to 35.1% in the first three quarters of fiscal 1998, as compared to 36.3% for the comparable period in fiscal 1997. This decrease in gross profit as a percentage of sales was due to the increased reserve for shrinkage.

         Store operating expenses increased $16.4 million, or 40.0%, in the first three quarters of fiscal 1998 due to the opening of new stores.

         General and administrative expenses increased $1.7 million, or 34.6%, to $6.5 million in the first three quarters of fiscal 1998 as compared to $4.8 million in the same period last year. This increase principally relates to corporate personnel additions. As a percentage of sales, general and administrative expenses decreased to 3.3% for the first three quarters of fiscal 1998 compared to 3.4% for the same period last year.

         Interest income decreased $140,000 to $838,000 for the first three quarters of fiscal 1998, as compared to interest income of $978,000 for the same period last year.

         Income taxes were $1.3 million, an effective tax rate of 37.0% for the first three quarters of fiscal 1998 compared to 39.0% in the comparable period of the prior year. The Company's lower effective tax rate is attributable to the Company's geographic expansion resulting in a lower effective state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed its Secondary Offering in April 1996 pursuant to which the Company sold 2,000,000 shares of Common Stock at the price of $25.88 per share (including 420,000 shares sold pursuant to the exercise of the underwriters' over-allotment option). Net proceeds of the Secondary Offering, after deducting the underwriting discount and expenses were approximately $48.7 million. Proceeds were retained to fund expansion and for general working capital purposes.

         The Company's primary sources of working capital are cash flow from operations and borrowings under its lines of credit. The Company had working capital of $67.7 million at October 26, 1997. The Company currently has a $15 million line of credit which has no outstanding borrowings under it. Management believes the Company has sufficient working capital, cash flow from operating activities and available unused credit capacity to sustain current growth plans.

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

Date:    December 8, 1997                GARDEN RIDGE CORPORATION
                                                 (Registrant)

                                         By: JANE L. ARBUTHNOT
                                             Jane L. Arbuthnot
                                             Chief Financial Officer

                                  EXHIBIT INDEX

                                                                     Sequential
Exhibit Number            Description                                Page Number

      27                  Financial Data Schedule                        12