Form 10-K
period 1998-01-25
GARDEN RIDGE CORP
filed 1998-04-27
CIK 923408

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 25, 1998

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

      The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of April 20, 1998, based on the closing sale price of the Common Stock on the Nasdaq National Market on said date, was $366,777,506.

      There were 18,001,350 shares of Common Stock of the registrant outstanding as of April 20, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement issued in connection with the 1998 Annual Meeting of Stockholders are incorporated into Part III of this Report.

                                    PART I

ITEM 1.  BUSINESS

      Garden Ridge is a rapidly growing megastore retailer offering dominant assortments of products related to its central merchandise theme of decorative home accessories, seasonal products and crafts. The Company's ten complementary product categories are:

          o floral (silk and dried flowers)        o party supplies
          o housewares                             o pottery
          o seasonal                               o crafts
          o pictures and frames                    o home accents
          o candles                                o baskets

      The Company's strategy of clustering dominant assortments of merchandise from related categories in a single retail location differentiates Garden Ridge from traditional single category superstores. The Company believes that combining these related product categories in one store creates significant cross-merchandising opportunities which fulfill, at a single destination, most product requirements for the customer seeking decorative home accessories, seasonal products and crafts. Garden Ridge uses an everyday low pricing strategy and emphasizes customer service in its stores. The Company currently operates 21 megastores in ten states in the southern United States.

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

      FLORAL. The Company believes that it stocks one of the largest assortments of silk and dried floral merchandise in the United States. Floral is the Company's largest product category, representing over 20% of sales in fiscal 1998. The assortment of silk stems, dried flowers, silk and dried floral arrangements, silk bushes, artificial trees, ribbons and supplies attracts both retail and commercial customers such as professional floral designers. Customers shop in this department for value-priced basic items as well as the newest seasonal and promotional items. Additionally, the Company's floral arranging staff makes standard and custom arrangements.

      HOUSEWARES. This department offers a broad assortment of competitively priced basic items as well as specialty items. The assortment focuses on both highly identifiable branded product lines and defined product groupings such as kitchen gadgets, pantry and closet supplies, glassware, kitchen linens, canning supplies, bakeware, cookware, enamelware, serveware and dinnerware. Management believes the Company's stores offer one of the broadest assortments of Rubbermaid(TM) products in the United States.

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

      PARTY SUPPLIES. Garden Ridge carries an extensive assortment of party supplies including paper plates and napkins, plastic cutlery, ribbons and wrap, gourmet party foods, party favors and novelty gifts, balloons, pinatas and greeting cards. The stores also feature a large assortment of wedding decorations and other wedding related supplies.

      POTTERY. This category includes a wide range of decorative clay, ceramic and plastic pottery, as well as lawn art, concrete sculptures, wind chimes and bird baths. The Company sources pottery and related items domestically as well as from Italy, the Dominican Republic, Mexico and other countries.

      CRAFTS. The crafts department includes wearable arts (T-shirts, paints and iron-on transfers), children's crafts, needlework kits, unfinished woods, paints, glues and stains and instructional books. The craft department sells primarily branded product lines. Craft classes taught by outside instructors are held in the stores on a regular basis.

      HOME ACCENTS. This category includes a range of distinctive decorative items such as oriental ceramics, statuary items, vases, accent furniture pieces, porcelain products, metal decorative items and tabletop decor.

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

MANAGEMENT INFORMATION SYSTEMS

      The Company believes that its management information system is an important factor in allowing the Company to support its rapid growth and enhance its competitive industry position. The Company has invested over $8 million in this system, which provides integration of store, merchandising, distribution, and financial systems. Merchandise is bar coded, enabling management to control inventory and pricing by SKU, manage assortment within a category and produce desired gross margins and inventory turnover. Sales are updated daily in the merchandise reporting systems by polling all sales information from each store's point-of-sale ("POS") terminals. The Company's POS systems consists of registers providing price look-up and scanning of bar-coded tickets. Through automated nightly two-way electronic communication with each store, sales information and store initiated transfers are uploaded to the host system and price changes are downloaded through the POS devices. This technology allows the Company to provide price discounts at both the store level and the SKU level rather than at the category level as is the case with some of its competitors. The nightly communication with the stores also enables the Company to receive store transfer and physical inventory details and send electronic mail. Information obtained from such daily polling results in automatic merchandise replenishment in response to specific SKU requirements of each store. The Company also evaluates information obtained through daily reporting to implement merchandising decisions. On a daily basis the Company monitors sales and cost of goods sold by SKU, based on the average cost of actual SKUs sold and gross margin by store and department.

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

PRODUCT SOURCING AND DISTRIBUTION

      The Company purchases all of its inventory through its central purchasing system. Management believes this strategy allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from over 800 suppliers and no supplier represents over 3% of total purchases. In fiscal 1998, approximately 80% of the Company's merchandise was purchased from domestic suppliers (including distributors that import goods) and the remaining 20% was imported from foreign manufacturers or their agents, principally in the Far East (Hong Kong, China, Taiwan and Thailand).

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

ASSOCIATES

      As of April 20, 1998, Garden Ridge employed approximately 3,125 associates, equal to approximately 2,085 full-time equivalent associates, of whom 87% were hourly sales associates. The majority of Garden Ridge's store personnel earn slightly above minimum wage. Based on the level of transactions experienced at different times of the day, week and year, store labor is planned so as to serve customers effectively during peak periods while minimizing overall labor costs. The Company's associates are not represented by any union and management believes that labor relations are good. Due to the level of temporary help the Company employs, such as college students during summer and Christmas vacation, employee turnover is approximately 99% per annum for stores open more than one year.

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

TRADEMARKS

      The Company owns the following federally registered servicemarks for its retail services: "Garden Ridge," "Garden Ridge Pottery World Imports" (with design), "Shopping Fun in the Giant Economy Size!" and "Do It Up Big!." The Company also owns a federal trademark registration for "Garden Ridge Pottery and World Imports," which is used on certain products sold at the Company's stores, and has filed a federal servicemark application for "The Home Decor Marketplace". The Company believes that certain of its marks are valuable and intends to defend and maintain such marks and the related registrations. However, in the event the Company ceases to use a particular mark, the Company may permit any registration as to such mark to lapse. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its marks in the United States.

ITEM 2.  PROPERTIES

      The Company currently operates 21 stores and has six stores scheduled to open in the following locations:

                                                      Approximate       Fiscal
                                                      Square Feet        Year
                                                       Of Selling
      CITY                          STORE NAME           Space          OPENED
                                                      -------------
      CURRENT STORES:
          San Antonio, Texas        Schertz             207,000          1980
          Houston, Texas            Katy                219,000          1987
          Houston, Texas            Airtex              207,000          1987
          Houston, Texas            Meadows             129,000          1993
          Austin, Texas             Austin              125,000          1995
          Dallas/Ft. Worth, Texas   Plano               125,000          1995
                                    North Richland
          Dallas/Ft. Worth, Texas   Hills               125,000          1995
          Louisville, Kentucky      Louisville          125,000          1996
          Memphis, Tennessee        Memphis             125,000          1996
          Dallas/Ft. Worth, Texas   Mesquite            125,000          1996
          Oklahoma City, Oklahoma   Oklahoma City       125,000          1996
          Charlotte, North Carolina Pineville           125,000          1997
          Jacksonville, Florida     Jacksonville        125,000          1997
          Tulsa, Oklahoma           Tulsa               125,000          1997
          Houston, Texas            Webster             135,000          1997
          St. Louis, Missouri       St. Louis           125,000          1997
          Greenville, South
      Carolina                      Greenville          125,000          1997
          Richmond, Virginia        Richmond            125,000          1997
          Atlanta, Georgia          Kennesaw            125,000          1998
          Atlanta, Georgia          Norcross             125000          1998
          Dallas/Ft. Worth, Texas   Lewisville          106,000          1998

      STORES SCHEDULED TO OPEN:
          O'Fallon, Illionis        O'Fallon            125,000          (1)
          Atlanta, Georgia          Stockbridge         125,000          (1)
          Dallas/Ft. Worth, Texas   Ft. Worth           106,000          (1)
          Nashville, Tennessee      Nashville           106,000          (1)
          Lexington, Kentucky       Lexington           106,000          (1)
          Columbus, Ohio            Columbus            106,000          (1)
------------------

(1) Scheduled to open in fiscal 1999.

      The Company's three original stores (the Schertz Store, Katy Store and Airtex Store) are larger than the Company's current megastore format. All stores opened subsequent to these three stores are in the megastore format with at least 100,000 square feet of selling space. The Company's corporate offices are located at the Katy Store.

      All of the Company's 21 existing stores are leased. The Company intends to lease stores or arrange with third parties to build-to-suit stores for lease by the Company. Certain leases provide for fixed minimum rentals and provide for contingent rental payments based on various specified percentages of sales above minimum levels. The leases carry varying terms expiring between 2004 and 2019, excluding options to extend. All stores and store sites are located adjacent to interstate or other major highways.

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

                                                  PRICE RANGE
                                              ---------------------
                                                HIGH         LOW
                                              ---------    --------
       Year Ended January 26, 1997
          First Quarter.......................    28          16 1/4
          Second Quarter......................    30 1/4      17 1/4
          Third Quarter.......................    19           8 1/2
          Fourth Quarter......................    10           8
       Year Ended January 25, 1998
          First Quarter.......................     9 15/16     6 1/4
          Second Quarter......................    14 3/4       7 3/4
          Third Quarter.......................    15 7/8      11 3/4
          Fourth Quarter......................    16 1/2      13 1/8


      All prices reflect the 2-for-1 common stock split effective in June 1996. On April 20, 1998, the last sale price of the Common Stock as reported on the Nasdaq National Market was $20 3/8 per share. As of April 20, 1998, there were approximately 5,000 holders of record of Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
           (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF STORES)

      The following table sets forth consolidated financial data of Garden Ridge Corporation and subsidiaries as of and for the fiscal years ended January 30, 1994, January 29, 1995, January 28, 1996, January 26, 1997 and January 25, 1998
derived from the financial statements audited by Arthur Andersen LLP.

                                                   FISCAL YEAR ENDED JANUARY
                                                   -------------------------
                                    1994         1995         1996         1997         1998
                                  --------    ---------    ---------    ---------    ---------

STATEMENT OF OPERATIONS DATA:
Sales .........................   $ 64,014    $ 100,002    $ 148,087    $ 225,315    $ 304,732
Cost of Sales .................     39,989       61,938       92,328      144,054      195,290
                                  --------    ---------    ---------    ---------    ---------
   Gross profit ...............     24,025       38,064       55,759       81,261      109,442
Operating expenses:
   Store operating ............     15,513       24,146       37,318       60,320       80,912
   General and administrative .      3,263        4,287        5,157        6,672       10,280
   Amortization of intangibles
      and deferred charges ....        617          621          612          717          735
   Preopening costs ...........       --          1,017        1,395        2,368        1,122
                                  --------    ---------    ---------    ---------    ---------
Total operating expenses ......     19,393       30,071       44,482       70,077       93,049
                                  --------    ---------    ---------    ---------    ---------
   Income from operations .....      4,632        7,993       11,277       11,184       16,393
Interest expense ..............     (1,146)      (1,859)        (744)         (67)         (59)
Interest income ...............       --            459          735        1,538         ,478
   Income before income taxes,
      and cumulative effects of
      accounting changes ......      3,486        6,593       11,268       12,655       17,812
Income taxes ..................      1,352        2,441        4,390        4,619        6,379
                                  --------    ---------    ---------    ---------    ---------
   Income before cumulative
      effects of accounting
      changes .................      2,134        4,152        6,878        8,036       11,433
Accounting changes (1) ........        439         --           --           --           --
                                  --------    ---------    ---------    ---------    ---------
   Net income .................      2,573        4,152        6,878        8,036       11,433
Preferred stock dividends .....       (516)        (562)        (153)        --           --
                                  --------    ---------    ---------    ---------    ---------
   Net income available to
      common stockholders .....   $  2,057    $   3,590    $   6,725    $   8,036    $  11,433
                                  ========    =========    =========    =========    =========

                                                                                   FISCAL YEAR ENDED JANUARY
                                                                       --------------------------------------------------
                                                                         1994      1995       1996       1997      1998
                                                                       -------   --------   --------   --------   -------
PER SHARE DATA:
Selected income per common and common equivalent share:
          Income before extraordinary item and cumulative
          effects of accounting changes ............................   $  0.23   $   0.41   $   0.47   $   0.45   $  0.62
     Net income ....................................................   $  0.28   $   0.41   $   0.47   $   0.45   $  0.62
     Net income available to common stockholders, basic ............   $  0.23   $   0.40   $   0.51   $   0.47   $  0.64
     Net income available to common stockholders, diluted ..........   $  0.22   $   0.36   $   0.46   $   0.45   $  0.62
Weighted average number of common shares and
      equivalents outstanding, basic ...............................     9,054      8,978     13,083     17,158    17,904
Weighted average number of common shares and
      equivalents outstanding (2), diluted .........................     9,316     10,096     14,515     17,925    18,473

                                                 JANUARY 30,    JANUARY 29,    JANUARY 28,     JANUARY 26,     JANUARY 25,
                                                    1994           1995           1996            1997            1998
                                                 -----------    -----------    -----------     -----------     -----------
BALANCE SHEET DATA:
Working capital ..............................     $13,447        $12,168        $23,076        $ 63,277        $ 77,527
Total assets .................................      32,364         43,992         73,326         137,382         160,212
Long-term debt obligations ...................      15,212         16,730            300             200             100
Redeemable 8% cumulative preferred
     stock ...................................       6,783          7,345           --              --              --
Common stockholders' equity ..................       4,428          7,922         55,531         113,763         125,953

-------------

    (1)Represents the cumulative effect of a change in accounting for income taxes in fiscal 1994.

    (2)Computed based on the weighted average number of shares of Common Stock and common stock equivalents, which consist of warrants and options outstanding during the period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated income statement data expressed as a percentage of sales.

                                                                           FISCAL YEAR ENDED JANUARY
                                                                      ------------------------------------
                                                                        1996         1997          1998
                                                                      --------     --------     ----------
Sales..............................................................    100.0%       100.0%        100.0%
Cost of Sales......................................................     62.3         63.9          64.0
                                                                      --------     --------     ----------
              Gross profit.........................................     37.7         36.1          36.0
Operating expenses:
               Store operating.....................................     25.2         26.8          26.6
              General and administrative...........................      3.5          3.0           3.4
              Amortization of intangibles and deferred charges.....      0.4          0.3           0.2
              Preopening costs.....................................      1.0          1.0           0.4
                                                                      --------     --------     ----------
                          Income from operations...................      7.6          5.0           5.4
Interest expense...................................................     (0.5)          ---           ---
Interest income....................................................      0.5          0.6           0.5
Income taxes.......................................................     (3.0)        (2.0)         (2.1)
                                                                      ========     ========     ==========
                                       Net income..................      4.6%         3.6%          3.8%
                                                                      ========     ========     ==========

              FISCAL 1998 COMPARED TO FISCAL 1997

      Sales in fiscal 1998 increased $79.4 million, or 35.2%, to $304.7 million from $225.3 million in fiscal 1997. This increase was attributable to (i) the opening of three new stores (which contributed $31.2 million in incremental sales), (ii) the inclusion of a full year sales for the seven stores opened in fiscal 1997, and (iii) a comparable store sales increase of 10.0%.

      Gross profit as a percentage of sales decreased to 36.0% in fiscal 1998 as compared to 36.1% in fiscal 1997 as a result of increased domestic freight costs and buying expense offset by higher product margins.

      Store operating expenses increased $20.6 million, or 34.1%, in fiscal 1998 to $80.9 million from $60.3 million in fiscal 1997. Store operating expenses as a percentage of sales was 26.6% for fiscal 1998 and 26.8% for fiscal 1997. The increased store operating expenses associated with the addition of three new stores and the inclusion of a full year of operating expenses for the seven stores opened in fiscal 1997 were offset by the sales increase allowing store operating expenses to decline as a percentage of sales.

      General and administrative expenses increased $3.6 million, or 54.1%, in fiscal 1998 to $10.3 million from $6.7 million in fiscal 1997. This increase was primarily a result of increased corporate payroll expense reflecting personnel additions to support the Company's expansion program. General and administrative expenses as a percentage of sales increased to 3.4% of sales in fiscal 1998 from 3.0% in fiscal 1997.

      Amortization of intangibles and deferred charges in fiscal 1998 which consisted of net assets and deferred loan costs (see Note 3 of the Notes to Consolidated Financial Statements) increased to $735,000, from $717,000 in fiscal 1997. As a percentage of sales, amortization of intangibles and deferred charges decreased to 0.2% of sales in fiscal 1998 from 0.3% in fiscal 1997.

      Preopening costs of $1.1 million in fiscal 1998 consisted of all labor, operating and advertising charges incurred prior to opening the three new stores in fiscal 1998. The Company opened seven new stores in fiscal 1997. The Company's policy is to expense all preopening costs in the month a store commences operations.

      Income from operations increased 0.4% to $16.4 million, or 5.4% of sales, as compared to 5.0% of sales in fiscal 1997.

      Interest income in fiscal 1998 was $1.5 million, or 0.5% of sales as compared to $1.5 million, or 0.6% of sales in fiscal 1997.

      Income taxes in fiscal 1998 were $6.4 million, representing an effective tax rate of 35.8%, as compared to $4.6 million, or an effective tax rate of 36.5% in fiscal 1997. The Company's lower effective tax rate is attributable to the Company's geographic expansion resulting in a lower effective state tax rate.

      Net income in fiscal 1998 was $11.4 million, or 3.8% of sales, as compared to $8.0 million, or 3.6% of sales, in fiscal 1997.

      FISCAL 1997 COMPARED TO FISCAL 1996

      Sales in fiscal 1997 increased $77.2 million, or 52.1%, to $225.3 million from $148.1 million in fiscal 1996. This increase was attributable to (i) the opening of seven new stores (which contributed $61.8 million in incremental sales), (ii) the inclusion of a full year sales for the four stores opened in fiscal 1996 and (iii) a comparable store sales decrease of 0.9%.

      Gross profit as a percentage of sales decreased to 36.1% in fiscal 1997 as compared to 37.7% in fiscal 1996 principally as a result of higher inventory shrinkage and damage. The remaining reduction was due to higher buying and occupancy costs as a percentage of sales.

      Store operating expenses increased $23.0 million, or 61.6%, in fiscal 1997 to $60.3 million from $37.3 million in fiscal 1996. Store operating expenses as a percentage of sales was 26.8% for fiscal 1997 and 25.2% for fiscal 1996. These increases resulted primarily from the addition of seven new stores and the inclusion of a full year of operating expenses for the four stores opened in fiscal 1996.

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

      Amortization of intangibles and deferred charges in fiscal 1997 increased to $717,000, from $612,000 in fiscal 1996 as a result of an asset purchase for a Houston store. As a percentage of sales, amortization of intangibles and deferred charges decreased to 0.3% of sales in fiscal 1997 from 0.4% in fiscal 1996.

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

      Interest income in fiscal 1997 increased to $1.5 million from $0.7 million due to the investment of proceeds from the Company's secondary common stock offering.

      Income taxes in fiscal 1997 were $4.6 million, representing an effective tax rate of 36.5%, as compared to $4.4 million, or an effective rate of 39.0% in fiscal 1996. The Company's lower effective tax rate is attributable to the Company's geographic expansion resulting in a lower effective state tax rate.

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

      Garden Ridge's primary sources of working capital are cash flow from operations and borrowings under its Line of Credit. The Company had working capital of $23.1 million, $63.3 million and $77.5 million at the end of fiscal 1996, 1997 and 1998, respectively. The principal uses of working capital are to purchase inventory and finance the expansion of the Company's operations.

      The Company currently has a $15 million unsecured Line of Credit with NationsBank of Texas, N.A. The Company has no outstanding borrowings under the credit agreement which expires June 30, 1998. The Company is currently negotiating a two year extension to the Line of Credit.

      Garden Ridge's primary capital requirements are for the opening of new stores. The Company estimates the total cash required to open a leased store, including store fixtures, equipment, inventory and preopening expenses, to be approximately $3.0 million, including approximately $1.5 million in initial inventory (net of approximately $500,000 of vendor financing). An additional $6.0 to $9.0 million (depending on real estate costs) would be required for the Company to construct a store. Management believes it will be able to lease stores or arrange with third parties to build-to-suit stores for lease by the Company, although there can be no assurance that it will be able to do so.

      The Company anticipates opening six additional stores by fiscal year end. In fiscal 2000, the Company anticipates opening eight additional stores. The Company estimates the total cash required to open the six additional stores in fiscal 1999 will be approximately $18.0 million and to open the eight additional stores in fiscal 2000 will be approximately $24.0 million, assuming all of the stores are leased. The Company believes cash generated from operations, availability under its Line of Credit, traditional funding sources and financing provided by the Company's vendors will be adequate to fund its anticipated capital requirements for expansion through at least the end of fiscal 2000.

YEAR 2000

      The Company is currently assessing the impact of "Year 2000" related issues on its operational and financial computer systems. The Company has not yet determined the operational impact, if any, which may result in the future. Therefore, the Company is unable to determine the potential impact, if any, on its results of operations or financial condition.

OTHER MATTERS

      The Company experiences seasonal fluctuations in its business. The highest sales period for the Company is generally the fourth fiscal quarter. This period, which includes the Christmas selling season, accounted for approximately 34%, 34% and 35% of the Company's sales for stores open the entire fiscal year, and approximately 80%, 80% and 84% of the Company's income from operations (including income from stores not open for the entire fiscal year) in fiscal 1996, 1997 and 1998, respectively. The Company also experiences lower gross margins in January due to clearance sales.

      Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

      In its disclosure herein, the Company has included certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, words such as "anticipate," "expects," "believes," "intends" or "estimates" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based on the best data available at the time this Form 10-K is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: customer demands and trends and the Company's responses and reactions to them, competitive factors and pricing pressures, the availability of real estate, and the ability of the Company to implement its business strategy. All such forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph.


ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Filed herein as pages 18 through 30.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

                                    PART III

      In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Registrant will file with the Securities and Exchange Commission, not later than 120 days after January 25, 1998, a definitive proxy statement pursuant to Regulation 14A involving the election of directors. Reference is made to the sections of such proxy statement entitled "Common Stock Outstanding and Principal Holders Thereof," "Proposal No. 1 -- Election of Directors" and "Certain Transactions," which sections of such proxy statement are incorporated herein.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1)  FINANCIAL STATEMENTS:

                                                                        PAGE NO.
                                                                         IN THE
                                                                         ANNUAL
                                                                         REPORT
                                                                        --------

    Report of Independent Public Accountants.............................. 17
    Consolidated Balance Sheets as of January 26, 1997 and January
       25, 1998........................................................... 18
    Consolidated Statements of Operations for the Fifty-Two Week
       Periods Ended January 28, 1996, January 26, 1997 and
       January 25, 1998................................................... 19
    Consolidated Statements of Preferred Stock and Common
       Stockholders' Equity for the Fifty-Two Week Periods Ended
       January 28, 1996, January 26, 1997 and January 25, 1998............ 20
    Consolidated Statements of Cash Flows for the Fifty-Two Week
    Periods Ended January 28, 1996, January 26, 1997 and January
       25, 1998........................................................... 21
    Notes to Consolidated Financial Statements............................ 22


     (2) FINANCIAL STATEMENT SCHEDULE:
       None.

     (3) EXHIBITS

       Exhibit
       NUMBER                       IDENTIFICATION OF EXHIBITS
       ------                       --------------------------

      *3.1  --  Restated Certificate of Incorporation effective May 16, 1995
                (filed as Exhibit 3.5 to the Registration Statement on Form S-1 (No. 33-90748) (the "1995 Form S-1"), and incorporated herein by reference)

      *3.2 -- Bylaws (filed as Exhibit 3.4 to the 1995 Form S-1, and incorporated herein by reference)

      *3.3  --  Form of Amendment No. 1 to the Bylaws effective May 16, 1995
                (filed as Exhibit 3.6 to the 1995 Form S-1, and incorporated herein by reference)

      *4.1  --  Specimen Common Stock Certificate (filed as Exhibit 4.1 to the
                1995 Form S-1, and incorporated herein by reference)

      *10.1 --  Amended and Restated 1992 Stock Option Plan (filed as Exhibit
                10.1 to the 1995 Form S-1, and incorporated herein by reference)

      10.2  --  Amended and Restated 1994 Stock Option Plan

      *10.3 -- Second Amended and Restated Credit Agreement dated October 26, 1995 between NationsBank of Texas, N.A. and the Company (filed as Exhibit 10.3 to the Form 10-K for the fiscal year ended January 28, 1996, and incorporated herein by reference)

      *10.4 -- Amendment No. 1 dated as of November 15, 1996, between NationsBank of Texas, N.A. and the Company (filed as Exhibit
                10.4 to the Form 10-K for the fiscal year ended January 26, 1997, and incorporated herein by reference)

      *10.7 -- Demand Registration Rights Agreement dated May 16, 1995 by and among the Company and the parties named therein (filed as Exhibit 10.24 to the 1995 Form S-1, and incorporated herein by reference)

      *10.9 -- Advisory Agreement dated July 16, 1996 between the Company and Three Cities Research, Inc. (filed as Exhibit 10.9 to Form 10-K for the fiscal year ended January 26, 1997, and incorporated herein by reference)

      21.1  --  Subsidiaries of the Company

      23.1  --  Consent of Arthur Andersen LLP

      27.1  --  Financial Data Schedule
------------------
 * Incorporated by reference


     (b)  REPORTS ON FORM 8-K:
          None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GARDEN RIDGE CORPORATION



                                                 By: /s/  JANE L. ARBUTHNOT
                                                 -------------------------------
                                                          JANE L. ARBUTHNOT
                                                       Chief Financial Officer


Date:   April 27, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                        TITLE                     DATE
      ---------                        -----                     ----
/s/ ARMAND SHAPIRO           Chairman of the Board and      April 27, 1998
--------------------------   Chief Executive Officer
    ARMAND SHAPIRO            (Principal Executive
                                    Officer)

/s/ JANE L. ARBUTHNOT        Chief Financial Officer and    April 27, 1998
--------------------------      Secretary (Principal
  JANE L. ARBUTHNOT                Financial and
                                 Accounting Officer)

/s/ TERRY S. BOYCE                   Director               April 27, 1998
--------------------------
    TERRY S. BOYCE

/s/ ALYSON HENNING                   Director               April 27, 1998
--------------------------
    ALYSON HENNING

/s/ NOLAN LEHMANN                    Director               April 27, 1998
--------------------------
    NOLAN LEHMANN

/s/ IRA NEIMARK                      Director               April 27, 1998
--------------------------
     IRA NEIMARK

/s/ RONALD RASHKOW                   Director               April 27, 1998
--------------------------
    RONALD RASHKOW

/s/ SAM J. SUSSER                    Director               April 27, 1998
--------------------------
    SAM J. SUSSER

/s/ H. WHITNEY WAGNER                Director               April 27, 1998
--------------------------
  H. WHITNEY WAGNER

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE

Report of Independent Public Accountants.................................   17

Consolidated Balance Sheets as of January 26, 1997 and January 25,
  1998...................................................................   18

Consolidated Statements of Operations for the Fifty-Two Week Periods
  Ended January 28, 1995, January 28, 1996 and January 26, 1997..........   19

Consolidated Statements of Preferred Stock and Common Stockholders'
  Equity for the Fifty-Two Week Periods Ended January 29, 1995,
  January 28, 1996 and January 26, 1997..................................   20

Consolidated Statements of Cash Flows for the Fifty-Two Week Periods
  Ended January 29, 1995, January 28, 1996 and January 26, 1997..........   21

Notes to Consolidated Financial Statements...............................   22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Garden Ridge Corporation:

      We have audited the accompanying consolidated balance sheets of Garden Ridge Corporation, a Delaware corporation, and subsidiaries (the Company) as of January 26, 1997, and January 25, 1998, and the related consolidated statements of operations, preferred stock and common stockholders' equity and cash flows for the fifty-two week periods ended January 28, 1996, January 26, 1997, and January 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 26, 1997, and January 25, 1998, and the results of their operations and their cash flows for the fifty-two week periods ended January 28, 1996, January 26, 1997, and January 25, 1998, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Houston, Texas
March 10, 1998

                        GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      JANUARY 26,     JANUARY 25,
ASSETS                                                                   1997            1998
                                                                      -----------     -----------
CURRENT ASSETS:
     Cash and cash equivalents ......................................  $  32,494        $  44,586
     Marketable securities ..........................................      5,168            3,150
     Accounts receivable ............................................      1,725            1,785
     Inventories ....................................................     43,617           57,773
     Deferred income taxes ..........................................        480            1,225
     Prepaid expenses ...............................................      2,950            2,492
     Deposits .......................................................        225               80
                                                                       ---------        ---------
          Total current assets ......................................     86,659          111,091
PROPERTY AND EQUIPMENT, at cost:
     Land held for sale/leaseback ...................................      5,976              241
     Leasehold improvements .........................................     16,660           18,830
     Furniture and fixtures .........................................     11,327           13,832
     Equipment ......................................................     18,015           24,741
                                                                       ---------        ---------
           Total property and equipment .............................     51,978           57,644
     Less - Accumulated depreciation and amortization ...............    (11,620)         (17,977)
                                                                       ---------        ---------
           Net property and equipment ...............................     40,358           39,667
OTHER ASSETS:
     Intangibles and deferred charges, net ..........................     10,189            9,454
     Other ..........................................................        176             --
                                                                       =========        =========
           Total assets .............................................  $ 137,382        $ 160,212

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ...............................................  $  15,011        $  17,448
     Accrued liabilities ............................................      4,377            8,529
     Federal income taxes payable ...................................      3,994            7,587
                                                                       ---------        ---------
           Total current liabilities ................................     23,382           33,564
LONG-TERM DEBT, net .................................................        200              100
DEFERRED INCOME TAXES ...............................................         37              595
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $0.1 par value;  20,000,000 and 40,000,000
    shares authorized, 18,187,716 and  18,314,116 shares
    issued, and 17,830,764 and 17,991,890 shares outstanding
    in 1997 and 1998, respectively ..................................        182              183
  Paid-in capital ...................................................     92,542           93,293
  Retained earnings .................................................     21,079           32,512
  Less - Treasury stock, 356,952 and 322,226 shares at cost .........        (40)             (35)
                                                                       ---------        ---------
            Total common stockholders' equity .......................    113,763          125,953
                                                                       ---------        ---------
            Total liabilities and common stockholders' equity .......  $ 137,382        $ 160,212
                                                                       =========        =========

 The accompanying notes are an integral part of these consolidated financial statements.

                            GARDEN RIDGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            FIFTY-TWO WEEK PERIODS ENDED
                                                                       -------------------------------------
                                                                       JANUARY        JANUARY        JANUARY
                                                                          28,            26,            25,

                                                                         1996           1997           1998
                                                                     ------------   ------------   ------------
SALES ............................................................   $    148,087   $    225,315   $    304,732
COST OF SALES ....................................................         92,328        144,054        195,290
                                                                     ------------   ------------   ------------
      Gross profit ...............................................         55,759         81,261       109,442.
OPERATING EXPENSES:
    Store operating ..............................................         37,318         60,320        80,912.
    General and administrative ...................................          5,157          6,672         10,280
    Amortization of intangibles and deferred charges .............            612            717            735
    Preopening costs .............................................          1,395          2,368          1,122
                                                                     ------------   ------------   ------------
       Total operating expenses ..................................         44,482         70,077         93,049
                                                                     ------------   ------------   ------------
       Income from operations ....................................         11,277         11,184         16,393

INTEREST EXPENSE .................................................           (744)           (67)           (59)
INTEREST INCOME ..................................................            735          1,538          1,478
                                                                     ------------   ------------   ------------
       Income before income taxes ................................        11,268.         12,655         17,812
INCOME TAXES .....................................................          4,390          4,619          6,379
                                                                     ------------   ------------   ------------
       Net income ................................................          6,878          8,036         11,433
PREFERRED STOCK DIVIDENDS ........................................           (153)          --             --
                                                                     ============   ============   ============
       Net income available to common stockholders ...............   $      6,725   $      8,036   $     11,433
                                                                     ============   ============   ============


INCOME  PER COMMON AND COMMON
    EQUIVALENT SHARE:
        Net income available to common stockholders, basic .......   $        .51   $        .47   $        .64
                                                                     ------------   ------------   ------------
        Net income available to common stockholders, diluted .....   $        .46   $        .45   $        .62
                                                                     ------------   ------------   ------------

WEIGHTED AVERAGE SHARES OUTSTANDING,
      BASIC ......................................................     13,083,454     17,157,742     17,904,447
                                                                     ============   ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING,
      DILUTED ....................................................     14,515,240     17,924,980     18,472,759
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

                            GARDEN RIDGE CORPORATION

                 CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND
                           COMMON STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    REDEEMABLE
                                                  8% CUMULATIVE
                                                    PREFERRED
                                                      STOCK               COMMON STOCK
                                                    ($.01 PAR              ($.01 PAR
                                                      VALUE)                 VALUE)
                                               -------------------      ---------------
                                                                                            PAID-IN     RETAINED    TREASURY
                                               SHARES       AMOUNT      SHARES   AMOUNT     CAPITAL     EARNINGS     STOCK
                                               ------       ------      ------   ------     -------     --------     -----
BALANCE AT JANUARY 29, 1995 ..............      1,000      $ 7,345       9,451     $ 94     $ 1,606     $  6,318      $(96)
     Initial public offering, net
       of $960 of offering cost ..........       --           --         5,800       58      39,437         --         --
     Exercise of warrants ................       --           --           306        4       1,019         --         --
     Exercise of stock options ...........       --           --           248        2         329         --         --
     Exercise of employee options ........       --           --          --        --           19         --          16
     Cumulative dividends on
       preferred stock ($.153 per
       share) ............................       --            153        --        --         --           (153)      --
     Redemption of preferred
       stock .............................     (1,000)      (7,498)       --        --         --           --         --
     Net income ..........................       --           --          --        --         --          6,878       --
                                               ------      -------      ------     ----     -------     --------      ----
BALANCE AT JANUARY 28, 1996 ..............       --           --        15,805      158      42,410       13,043       (80)
     Secondary public offering, net
       of $3,019  of offering cost .......       --           --         2,000       20      48,721         --         --
     Exercise of warrants ................       --           --           382        4       1,346         --         --
     Exercise of employee options ........       --           --          --        --           65         --          40
     Net income ..........................       --           --          --        --         --          8,036       --
                                               ------      -------      ------     ----     -------     --------      ----
BALANCE AT JANUARY 26, 1997 ..............       --           --        18,187      182      92,542       21,079       (40)
     Exercise of warrants ................       --           --           112        1         477         --         --
     Exercise of employee options ........       --           --          --        --          108         --           5
     Employee stock purchase plan ........       --           --            15      --          166         --         --
     Net income ..........................       --           --          --        --         --         11,433       --
                                               ------      -------      ------     ----     -------     --------      ----
BALANCE AT JANUARY 25, 1998 ..............       --        $  --        18,314     $183     $93,293     $ 32,512      $(35)
                                               ======      =======      ======     ====     =======     ========      ====

 The accompanying notes are an integral part of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   FIFTY-TWO WEEK PERIODS ENDED
                                                                            -----------------------------------------
                                                                            JANUARY 28,    JANUARY 26,    JANUARY 25,
                                                                               1996           1997           1998
                                                                             --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................    $  6,878       $  8,036       $ 11,433
                                                                             --------       --------       --------
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities --
    Depreciation and amortization of property and equipment ..............      2,501          4,797          6,629
    Amortization of intangibles and deferred charges .....................        612            717            735
    Deferred income tax (benefit) provision ..............................       (121)           268           (187)
    (Increase) decrease in assets -
    Marketable securities ................................................       --           (5,168)         2,018
    Accounts receivable ..................................................       (576)          (819)           (60)
    Notes receivable .....................................................      1,619          2,582           --
    Inventories ..........................................................    (11,284)       (15,767)       (14,156)
    Prepaid expenses .....................................................        169         (1,836)           458
    Deposits and other ...................................................      1,210           (263)           321
    Intangibles and deferred charges .....................................     (2,449)           (15)          --
  Increase in liabilities -
    Accounts payable .....................................................      2,564          4,448          2,437
    Accrued liabilities ..................................................      1,277            822          4,152
    Federal income taxes payable .........................................      1,659            617          3,593
                                                                             --------       --------       --------
      Total adjustments ..................................................     (2,819)        (9,617)         5,940
                                                                             --------       --------       --------
      Net cash provided by (used in) operating activities ................      4,059         (1,581)        17,373
                                                                             --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................................    (13,188)       (18,067)       (11,673)
  Sale (purchase) of land held for sale/leaseback ........................       --           (5,498)         5,735
                                                                                            --------       --------
    Net cash used in investing activities ................................    (13,188)       (23,565)        (5,938)
                                                                             --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreement ............................      4,625           --             --
  Payments on revolving credit agreement .................................     (6,275)          --             --
  Payments on term loan ..................................................        (80)          --             --
  Payments on subordinated notes payable .................................    (15,000)          --             --
  Payments on notes payable ..............................................       (100)          (100)          (100)
  Sale of common and preferred stock, net of offering costs ..............     39,495         48,741           --
  Common stock reissued from treasury ....................................         16             40              5
  Redemption of preferred stock and cumulative dividends .................     (7,498)          --             --
  Proceeds from exercise of stock options and warrants ...................      1,373          1,415            752
                                                                             --------       --------       --------
    Net cash provided by financing activities ............................     16,556         50,096            657
                                                                             --------       --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ................................      7,427         24,950         12,092
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................        117          7,544         32,494
                                                                                            --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................   $  7,544       $ 32,494       $ 44,586
                                                                             ========       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for --
    Interest.............................................................    $    755       $     67       $     59
    Income taxes .........................................................      2,692          3,010          2,775

 The accompanying notes are an integral part of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS AND CONSOLIDATION:

      The consolidated financial statements include the accounts of Garden Ridge Corporation (a Delaware corporation) and its wholly owned subsidiaries (the Company or Garden Ridge). Significant intercompany accounts and transactions are eliminated in consolidation.

      The Company operates 21 retail megastores in ten states, primarily in Texas and the southeastern United States, which sell a broad assortment of decorative home accessories, seasonal products and crafts.

      The Company's business is seasonal, with its highest sales levels occurring in its fourth fiscal quarter. This period, which includes the Christmas selling season, accounted for approximately 34 percent, 34 percent and 35 percent of the Company's sales for stores open the entire fiscal year, and approximately 80 percent, 80 percent and 84 percent of the Company's income from operations (including income from stores not open for the entire fiscal year) in fiscal 1996, 1997 and 1998, respectively. A significant adverse trend in sales for the fourth fiscal quarter would have a material adverse effect on the Company's results of operations for the full year.

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

RECLASSIFICATION

      Certain reclassifications have been made to the fiscal 1996 and 1997 financial statements to conform with the fiscal 1998 presentation.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

MARKETABLE SECURITIES

      The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All of the Company's marketable securities are classified as held to maturity securities. At January 25, 1998, the carrying value approximated fair value.

INVENTORIES

Inventories are stated at the lower of cost or market, determined by the weighted average cost method.

                            GARDEN RIDGE CORPORATION

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

INTANGIBLES AND DEFERRED CHARGES

      Excess cost over net assets acquired is amortized on a straight-line basis over 20 years. Deferred loan costs are amortized on the effective interest method over the term of the loan. Management continually evaluates the realization of its intangible assets based upon projected income from operations over the lives of such assets. Management believes all such assets are fully realizable. However, in the event of any impairment, such intangibles would be charged to expense and reflected as a direct write-down in the balance sheet in the period such impairment is deemed to have occurred.

COST OF SALES

      Included in cost of sales are cost of merchandise sold, occupancy and buying costs.

PREOPENING COSTS

      The Company capitalizes certain direct costs incurred in conjunction with site selection for future store locations and with the commencement of each store's operations. Amounts capitalized are expensed in the month the store commences operations. As of January 26, 1997, and January 25, 1998 there were no such preopening costs that needed to be expensed. Included in prepaid expenses in the accompanying consolidated balance sheets as of January 26, 1997, and January 25, 1998, were $1,473,000 and $1,400,000, respectively, related to capitalizable costs incurred in conjunction with the opening of new stores, most of which will be recorded to property and equipment when the stores are completed.

STOCK SPLIT

      In conjunction with the Company's initial public offering of its common stock on May 16, 1995, the Company's board of directors approved a 4.5-for-1 stock split. On June 28, 1996, the Company's board of directors approved a 2-for-1 stock split. The impact of both stock splits has been reflected in the Company's accompanying consolidated financial statements and notes thereto.

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

                            GARDEN RIDGE CORPORATION

3.  INTANGIBLES AND DEFERRED CHARGES:

      Intangible assets and deferred charges consists of the following at January 26, 1997, and January 25, 1998 (in thousands):

                                           JANUARY     JANUARY
                                             26,          25,
                                            1997         1998
                                         ----------  -----------
Cost in excess of net assets acquired...  $ 11,708     $ 11,708
Deferred loan costs.....................       849          849
Noncompetition agreement................       500          500
                                         ----------  -----------
                                            13,057       13,057
Less - Accumulated amortization.........     2,868        3,603
                                         ==========  ===========
                                          $ 10,189     $  9,454
                                         ==========  ===========

      The Company entered into an asset purchase agreement in December 1995 whereby the Company paid $2.3 million to acquire store fixtures, equipment and goodwill associated with a store in Houston, Texas and entered into a noncompetition agreement with the seller for $500,000. As of January 26, 1997 and January 25, 1998, the noncompetition agreement has an outstanding liability of $300,000 and $200,000, respectively, which is to be paid in annual increments of $100,000. Accordingly, $200,000 and $100,000 of this liability is included in long term debt in the consolidated balance sheets at January 26, 1997 and January 25, 1998, respectively.

4.  DEBT:

      Long term debt included term loans which were payable through October 1996, with interest payable monthly at 7.9% through 16.8%. The unpaid balance was paid in full in November 1996.

      The Company has a line-of-credit agreement, as amended (Line of Credit), which provides for a commitment not to exceed the greater of $15.0 million or the Company's borrowing base, as defined, reduced by the aggregate amount of outstanding letters of credit and bears interest at the prime rate or, at the Company's option, LIBOR plus either 1.75 percent or 2.25 percent depending upon certain financial conditions. The Line of Credit extends through June 30, 1998. The Company is required to pay an annual commitment fee of 0.375 percent per annum on the unused portion of the Line of Credit. During fiscal years 1997 and 1998 the Company made no borrowings under the Line of Credit and at January 25, 1998, there was approximately $15.0 million of available borrowings.

      Restrictions under the Line of Credit and term loans include, among other things, limits on capital expenditures, annual store openings, incurrence of additional indebtedness and mergers or consolidations and certain financial covenants.

5.  FEDERAL INCOME TAXES:

INCOME TAXES

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This standard provides the method for determining the appropriate asset and liability for deferred taxes which are computed by applying applicable tax rates to temporary (timing) differences. Therefore, expenses recorded for financial statement purposes before they are deducted for tax purposes create temporary differences which give rise to deferred tax assets. Expenses deductible for tax purposes before they are recognized in the financial statements create temporary differences which give rise to deferred tax liabilities.

      The Company and its subsidiaries file a consolidated tax return. Deferred income taxes are provided in recognition of timing differences in reporting certain transactions for financial reporting and income tax reporting purposes.

                            GARDEN RIDGE CORPORATION

      The provision (benefit) for income taxes is as follows (in thousands):

                      FOR THE FIFTY-TWO WEEK PERIODS ENDED
                                 -------------------------------------
                                   JANUARY      JANUARY      JANUARY
                                     28,          26,          25,
                                    1996         1997         1998
                                 -----------  -----------  -----------
Current....................          $4,511       $4,351       $6,566

Deferred...................            (121)         268         (187)
                                 ===========  ===========  ===========
                                     $4,390       $4,619       $6,379
                                 ===========  ===========  ===========

      The primary reasons for the difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements are as follows:

                      FOR THE FIFTY-TWO WEEK PERIODS ENDED
                                 -------------------------------------
                                 JANUARY      JANUARY      JANUARY
                                    28,          26,          25,
                                    1996         1997         1998
                                 -----------  -----------  -----------
Statutory federal rate.........     35%          35%          35%
State taxes and expenses not
deductible for tax purposes....      4            2            1
                                 ===========  ===========  ===========
                                    39%          37%          36%
                                 ===========  ===========  ===========

      The significant components of the deferred tax assets and liabilities are as follows (in thousands):

                                                JANUARY       JANUARY
                                                   26,           25,
                                                  1997          1998
                                                 ------        ------
Deferred tax assets -
  Inventory ..................................   $  759        $1,030
  Deferred rent ..............................      280           451
  Accruals ...................................      125           556
  Other ......................................       23            60
                                                 ------        ------
    Total deferred tax assets ................    1,187         2,097
Deferred tax liabilities -
  Depreciation ...............................      106           873
  Prepaid expenses ...........................      405           361
  Other ......................................      233           233
                                                 ------        ------
    Total deferred tax liabilities ...........      744         1,467
                                                 ------        ------
Net deferred tax assets ......................   $  443        $  630
                                                 ======        ======


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

                            GARDEN RIDGE CORPORATION

6.  PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:

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

      The Company completed a secondary public offering of its common stock on April 30, 1996 (the Secondary Offering), pursuant to which the Company sold 2,000,000 shares of common stock at the price of $25.88 per share (including 420,000 shares sold pursuant to the exercise of the underwriters' over-allotment option). Net proceeds of the Secondary Offering, after deducting the underwriting discount and expenses were approximately $48.7 million. Proceeds were retained to fund expansion and for general working capital purposes.

      Although there are no shares of preferred stock outstanding and the Company has no present plans to issue any shares of preferred stock, the Amended and Restated Certificate of Incorporation authorizes the Board, without further action of the stockholders of the Company, to issue up to 2,500,000 shares of preferred stock at $.01 par value

7. EARNINGS PER SHARE

      The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" in February 1997. Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation outstanding stock options are considered common stock equivalents. The following table summarizes the basic EPS and diluted EPS computations for fiscal 1996, 1997 and 1998:

                                                         JANUARY   JANUARY   JANUARY
                                                            28,       26,       25,
                                                           1996      1997      1998
                                                         -------   -------   -------
                                                   (In thousands, except per share data)
Basic earnings per share:
     Net income available to common stockholders .....   $ 6,725   $ 8,036   $11,433
                                                                   -------   -------
                                                                             -------

     Weighted average number of common shares ........    13,083    17,158    17,904
                                                         =======   =======   =======
     Basic earnings per share ........................   $  0.51   $  0.47   $  0.64
                                                         =======   =======   =======

Diluted earnings per share:
     Net income available to common stockholders .....   $ 6,725   $ 8,036   $11,433
                                                         -------   -------   -------

     Weighted average number of common shares ........    13,083    17,158    17,904
     Stock options and other .........................     1,432       767       569
                                                         -------   -------   -------
     Adjusted weighted average number of common shares    14,515    17,925    18,473
                                                         -------   -------   -------
Diluted earnings per share ...........................   $  0.46   $  0.45   $  0.62
                                                         =======   =======   =======

                            GARDEN RIDGE CORPORATION

8.  STOCK OPTIONS AND WARRANTS:

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company has accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options issued in fiscal 1997 and fiscal 1998, respectively: risk-free interest rate of 6.6 percent and
6.5 percent; expected lives of eight years and seven years; expected volatility of 43 percent and 27 percent; and no expected dividends.

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

                                     JANUARY 26, 1997       JANUARY 25, 1998
                                    -------------------    -------------------
                                       AS          PRO        AS          PRO
                                    REPORTED      FORMA    REPORTED      FORMA
                                    --------      -----    --------      -----
Net income (in thousands)......      $8,036      $7,763     $11,433     $11,131
Earnings per share.............      $ 0.45      $ 0.43      $ 0.62      $ 0.60

   In August 1992, the Company adopted the 1992 stock option plan, as amended (the 1992 Plan), which expired upon the public offering of the Company's common stock in May 1995. The 1992 Plan permitted the Company to grant incentive and nonqualified stock options to purchase 1,130,822 shares of the Company's common stock to key executives and employees. The exercise price of incentive stock options is not less than the fair value of the shares at the date of grant, and the exercise price of nonqualified stock options is determined by the compensation committee of the Company's board of directors, subject to certain restrictions. Options presently outstanding vest at the rate of 33-1/3 percent per year beginning one year after the date of grant and expire 10 years from the date of grant.

      A summary of stock option activity under the 1992 Plan follows:

                                                                  WEIGHTED
                                                   OPTIONS        AVERAGE
                                                  OUTSTANDING  EXERCISE PRICE
                                                  ----------   ---------------
Balance at January 29, 1995..................     1,070,972         $0.89
        Exercised............................      (145,894)        $0.24
        Canceled.............................        (1,950)        $2.22
                                                  ----------
Balance at January 28, 1996..................       923,128         $0.99
        Exercised............................      (336,962)        $0.16
        Canceled.............................        (3,974)        $2.84
                                                  ----------
Balance at January 26, 1997..................       582,192         $1.48
        Exercised............................       (32,776)        $3.16
        Canceled.............................          (976)        $2.22
                                                  ==========

Balance at January 25, 1998..................       548,440         $1.37
                                                  ==========

      At January 25, 1998, there were no shares reserved for future stock option grants under the 1992 Plan and options to acquire 548,440 shares were exercisable under the 1992 Plan.

                            GARDEN RIDGE CORPORATION

      In April 1994, the Company adopted the 1994 Stock Option Plan (the 1994
Plan). The 1994 Plan permits the Company to grant incentive and nonqualified stock options to purchase 519,176 shares of the Company's common stock to key executives and employees. The exercise price of incentive stock options will not be less than the fair value of the shares at the date of grant and the exercise price of nonqualified stock options will be determined by the compensation committee of the Company's board of directors, subject to certain restrictions. The vesting and terms of each stock option will be determined by the compensation committee, subject to certain limitations. The 1994 Plan expires 10 years after its effective date.

      A summary of stock option activity under the 1994 Plan follows:

                                                                 WEIGHTED
                                                  OPTIONS        AVERAGE
                                                 OUTSTANDING  EXERCISE PRICE
                                                 ----------   ---------------

Balance at January 29, 1995..................        67,500       $ 2.33
        Granted..............................        32,724       $ 6.65
        Canceled.............................        (2,924)      $ 3.33
                                                  ----------
Balance at January 28, 1996..................        97,300       $ 3.28
        Granted..............................       160,000      $ 13.43
        Exercised............................       (21,198)      $ 2.39
        Canceled.............................        (4,000)     $ 16.44
                                                  ----------
Balance at January 26, 1997..................       232,102      $ 10.39
        Granted..............................       176,000      $ 12.05
        Exercised............................        (1,950)      $ 3.33
        Canceled.............................       (25,000)     $ 10.78
                                                  ==========
Balance at January 25, 1998..................       381,152       $ 9.66
                                                  ==========

      At January 25, 1998, there were 114,876 shares reserved for future stock option grants and 172,571 shares were exercisable under the 1994 Plan.

      The exercise price of the options outstanding under the 1992 Plan and 1994 Plan at January 25, 1998 range from $0.11 to $3.33 and $2.33 to $18.75, respectively. The weighted average contractual life of options outstanding at January 25, 1998 was five years and six years, respectively for both the 1992 Plan and 1994 Plan. The weighted average fair value of options granted in fiscal 1997 and 1998 was $8.84 and $5.29 under the 1994 Plan.

      In fiscal 1994, the Company issued warrants to purchase 450,000 shares of common stock to certain investors and a warrant to purchase 194,400 shares of common stock to the Lessor in connection with a lease agreement for retail space. Both of the warrants were exercisable at a price of $3.33 per share. The Lessor exercised his warrants in May 1995. The remaining unexercised warrants issued to the investors were exercised in full during fiscal year 1998.

      During fiscal 1996, the Company issued warrants to purchase 135,000 shares of common stock to outside parties for $5.00 per share. The outside parties exercised 45,000 shares in April 1996, and 90,000 shares in May 1997.

      No value was assigned to these warrants in the accompanying consolidated financial statements as their value as of the valuation date was deemed to be DE MINIMIS.

      The Non-Employee Directors Stock Option Plan adopted in fiscal 1997 permits the issuance of up to 70,000 shares of common stock to directors who are not employees of the Company. Under this plan 5,000 options to purchase shares of common stock at the fair market value on the date of grant are granted to each non-employee director annually. As of January 26,1997, and January 25, 1998 options for 25,000 and 57,500 shares, respectively, had been granted to non-employee directors under this Plan.

                            GARDEN RIDGE CORPORATION

9. EMPLOYEE STOCK PURCHASE PLAN:

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

10.   COMMITMENTS AND CONTINGENCIES:

LEASES

      The Company leases its retail facilities pursuant to noncancelable operating leases that expire at various dates through 2019. A number of the leases have renewal options for various periods of time at the option of the Company. Total rental expense included in the accompanying consolidated financial statements for the period ended January 28, 1996, January 26, 1997, and January 25, 1998, is $7,260,000, $12,530,000 and $17,054,000, respectively.

      The Company is responsible for taxes, utilities, insurance and repairs and maintenance of each of the retail properties. Certain leases require the payment of contingent rentals based on a specified percentage of a store's gross sales, as defined and subject to certain limitations. To date, no contingent rent amounts have been paid.

      Future minimum rentals required under the operating leases are as follows (in thousands):

Fiscal year ending ---
    1999....................................     $ 17,830
    2000....................................       17,212
    2001....................................       17,524
    2002....................................       17,090
    2003....................................       16,836
    Thereafter..............................      199,995
                                                ==========
                                                 $286,487
                                                ==========

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

LITIGATION

      The Company is involved in various legal proceedings incidental to the conduct of its business. The Company currently is not engaged in any legal proceedings that are expected to have a material adverse effect on the Company's results of operations or financial position.

11.   RELATED-PARTY TRANSACTIONS:

EMPLOYMENT AGREEMENT

      On July 16, 1992, the Company entered into an employment agreement, as amended, with an officer and stockholder of the Company. The employment agreement, as amended, expired on July 15, 1997.

                            GARDEN RIDGE CORPORATION

FINANCIAL ADVISORY CONSULTING AGREEMENTS

      In July 1996, the Company entered into a five-year financial advisory agreement with a stockholder. The agreement provides for an annual fee of $50,000 and reimbursement of out-of-pocket expenses.

OTHER

      In fiscal 1996, 1997, and 1998, the Company paid approximately $778,382, $996,024 and $455,484, respectively, to a supplier for the design, construction and installation of its signs. The owner of the supplier is the spouse of an officer of the Company.

      Two officers of the Company were minority stockholders of a long distance telephone service provider, which provided long distance services to the Company. In fiscal 1996, the Company paid approximately $80,000 for this company's service. During fiscal year 1997 and 1998, the Company obtained no services from the long distance telephone service provider.

      The Company believes the foregoing transactions were on terms at least as favorable to the Company as those which could have been obtained elsewhere.


12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                FISCAL QUARTER ENDED
                                                   --------------------------------------------
                                                     APRIL       JULY      OCTOBER     JANUARY
                                                       28,        28,         27,         26,
                                                      1996       1996        1996        1997
                                                   ---------   --------    --------    --------
                                                       (In thousands, except per share data)
Sales .............................................  $39,220    $45,116     $55,631     $85,348
Gross profit ......................................   14,123     16,221      20,511      30,406
Income from operations ............................      865        588         740       8,991
Net income ........................................      586        679         670       6,101
Net income per common share, diluted ..............  $   .03    $   .04     $   .04     $   .33
Weighted average shares outstanding, diluted ......   16,405     18,457      18,426      18,358

                                                                FISCAL QUARTER ENDED
                                                     ---------------------------------------
                                                      APRIL      JULY    OCTOBER    JANUARY
                                                        27,       27,       26,        25,
                                                       1997      1997      1997       1998
                                                     --------   -------   -------   --------
                                                (In thousands, except per share data)
Sales .............................................   $59,493   $63,634   $71,122   $110,483
Gross profit ......................................    20,600    21,203    26,360     41,279
Income from operations ............................       355       799     1,492     13,747
Net income ........................................       470       682     1,043      9,238
Net income per common share, diluted ..............   $   .03   $   .04   $   .06   $    .50
Weighted average shares outstanding, diluted ......    18,355    18,473    18,521     18,548

                                       30