Form 10-K/A
period 1998-01-25
GARDEN RIDGE CORP
filed 1998-04-28
CIK 923408

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

ITEM 2.  PROPERTIES

      The Company currently operates 21 stores and has six stores scheduled to open in the following locations:

                                                      Approximate       Fiscal
                                                      Square Feet        Year
                                                       Of Selling
      CITY                          STORE NAME           Space          OPENED
                                                      -------------
      CURRENT STORES:
          San Antonio, Texas        Schertz             207,000          1980
          Houston, Texas            Katy                219,000          1987
          Houston, Texas            Airtex              207,000          1987
          Houston, Texas            Meadows             129,000          1993
          Austin, Texas             Austin              125,000          1995
          Dallas/Ft. Worth, Texas   Plano               125,000          1995
                                    North Richland
          Dallas/Ft. Worth, Texas   Hills               125,000          1995
          Louisville, Kentucky      Louisville          125,000          1996
          Memphis, Tennessee        Memphis             125,000          1996
          Dallas/Ft. Worth, Texas   Mesquite            125,000          1996
          Oklahoma City, Oklahoma   Oklahoma City       125,000          1996
          Charlotte, North Carolina Pineville           125,000          1997
          Jacksonville, Florida     Jacksonville        125,000          1997
          Tulsa, Oklahoma           Tulsa               125,000          1997
          Houston, Texas            Webster             135,000          1997
          St. Louis, Missouri       St. Louis           125,000          1997
          Greenville, South
      Carolina                      Greenville          125,000          1997
          Richmond, Virginia        Richmond            125,000          1997
          Atlanta, Georgia          Kennesaw            125,000          1998
          Atlanta, Georgia          Norcross            125,000          1998
          Dallas/Ft. Worth, Texas   Lewisville          106,000          1998

      STORES SCHEDULED TO OPEN:
          O'Fallon, Illionis        O'Fallon            125,000          (1)
          Atlanta, Georgia          Stockbridge         125,000          (1)
          Dallas/Ft. Worth, Texas   Ft. Worth           106,000          (1)
          Nashville, Tennessee      Nashville           106,000          (1)
          Lexington, Kentucky       Lexington           106,000          (1)
          Columbus, Ohio            Columbus            106,000          (1)
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

                                                   FISCAL YEAR ENDED JANUARY
                                                   -------------------------
                                    1994         1995         1996         1997         1998
                                  --------    ---------    ---------    ---------    ---------

STATEMENT OF OPERATIONS DATA:
Sales .........................   $ 64,014    $ 100,002    $ 148,087    $ 225,315    $ 304,732
Cost of Sales .................     39,989       61,938       92,328      144,054      195,290
                                  --------    ---------    ---------    ---------    ---------
   Gross profit ...............     24,025       38,064       55,759       81,261      109,442
Operating expenses:
   Store operating ............     15,513       24,146       37,318       60,320       80,912
   General and administrative .      3,263        4,287        5,157        6,672       10,280
   Amortization of intangibles
      and deferred charges ....        617          621          612          717          735
   Preopening costs ...........       --          1,017        1,395        2,368        1,122
                                  --------    ---------    ---------    ---------    ---------
Total operating expenses ......     19,393       30,071       44,482       70,077       93,049
                                  --------    ---------    ---------    ---------    ---------
   Income from operations .....      4,632        7,993       11,277       11,184       16,393
Interest expense ..............     (1,146)      (1,859)        (744)         (67)         (59)
Interest income ...............       --            459          735        1,538        1,478
   Income before income taxes,
      and cumulative effects of
      accounting changes ......      3,486        6,593       11,268       12,655       17,812
Income taxes ..................      1,352        2,441        4,390        4,619        6,379
                                  --------    ---------    ---------    ---------    ---------
   Income before cumulative
      effects of accounting
      changes .................      2,134        4,152        6,878        8,036       11,433
Accounting changes (1) ........        439         --           --           --           --
                                  --------    ---------    ---------    ---------    ---------
   Net income .................      2,573        4,152        6,878        8,036       11,433
Preferred stock dividends .....       (516)        (562)        (153)        --           --
                                  --------    ---------    ---------    ---------    ---------
   Net income available to
      common stockholders .....   $  2,057    $   3,590    $   6,725    $   8,036    $  11,433
                                  ========    =========    =========    =========    =========

                                                                                   FISCAL YEAR ENDED JANUARY
                                                                       --------------------------------------------------
                                                                         1994      1995       1996       1997      1998
                                                                       -------   --------   --------   --------   -------
PER SHARE DATA:
Selected income per common and common equivalent share:
          Income before extraordinary item and cumulative
          effects of accounting changes ............................   $  0.23   $   0.41   $   0.47   $   0.45   $  0.62
     Net income ....................................................   $  0.28   $   0.41   $   0.47   $   0.45   $  0.62
     Net income available to common stockholders, basic ............   $  0.23   $   0.40   $   0.51   $   0.47   $  0.64
     Net income available to common stockholders, diluted ..........   $  0.22   $   0.36   $   0.46   $   0.45   $  0.62
Weighted average number of common shares and
      equivalents outstanding, basic ...............................     9,054      8,978     13,083     17,158    17,904
Weighted average number of common shares and
      equivalents outstanding (2), diluted .........................     9,316     10,096     14,515     17,925    18,473

                                                 JANUARY 30,    JANUARY 29,    JANUARY 28,     JANUARY 26,     JANUARY 25,
                                                    1994           1995           1996            1997            1998
                                                 -----------    -----------    -----------     -----------     -----------
BALANCE SHEET DATA:
Working capital ..............................     $13,447        $12,168        $23,076        $ 63,277        $ 77,527
Total assets .................................      32,364         43,992         73,326         137,382         160,212
Long-term debt obligations ...................      15,212         16,730            300             200             100
Redeemable 8% cumulative preferred
     stock ...................................       6,783          7,345           --              --              --
Common stockholders' equity ..................       4,428          7,922         55,531         113,763         125,953

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


Date:   April 28, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                        TITLE                     DATE
      ---------                        -----                     ----
/s/ ARMAND SHAPIRO           Chairman of the Board and      April 28, 1998
--------------------------   Chief Executive Officer
    ARMAND SHAPIRO            (Principal Executive
                                    Officer)

/s/ JANE L. ARBUTHNOT        Chief Financial Officer and    April 28, 1998
--------------------------      Secretary (Principal
  JANE L. ARBUTHNOT                Financial and
                                 Accounting Officer)

/s/ TERRY S. BOYCE                   Director               April 28, 1998
--------------------------
    TERRY S. BOYCE

/s/ ALYSON HENNING                   Director               April 28, 1998
--------------------------
    ALYSON HENNING

/s/ NOLAN LEHMANN                    Director               April 28, 1998
--------------------------
    NOLAN LEHMANN

/s/ IRA NEIMARK                      Director               April 28, 1998
--------------------------
     IRA NEIMARK

/s/ RONALD RASHKOW                   Director               April 28, 1998
--------------------------
    RONALD RASHKOW

/s/ SAM J. SUSSER                    Director               April 28, 1998
--------------------------
    SAM J. SUSSER

/s/ H. WHITNEY WAGNER                Director               April 28, 1998
--------------------------
  H. WHITNEY WAGNER

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE

Report of Independent Public Accountants.................................   17

Consolidated Balance Sheets as of January 26, 1997 and January 25,
  1998...................................................................   18

Consolidated Statements of Operations for the Fifty-Two Week Periods
  Ended January 28, 1996, January 26, 1997 and January 25, 1998..........   19

Consolidated Statements of Preferred Stock and Common Stockholders'
  Equity for the Fifty-Two Week Periods Ended January 28, 1996,
  January 26, 1997 and January 25, 1998..................................   20

Consolidated Statements of Cash Flows for the Fifty-Two Week Periods
  Ended January 28, 1996, January 26, 1997 and January 25, 1998..........   21

Notes to Consolidated Financial Statements...............................   22

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

                            GARDEN RIDGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            FIFTY-TWO WEEK PERIODS ENDED
                                                                       -------------------------------------
                                                                       JANUARY        JANUARY        JANUARY
                                                                          28,            26,            25,

                                                                         1996           1997           1998
                                                                     ------------   ------------   ------------
SALES ............................................................   $    148,087   $    225,315   $    304,732
COST OF SALES ....................................................         92,328        144,054        195,290
                                                                     ------------   ------------   ------------
      Gross profit ...............................................         55,759         81,261        109,442
OPERATING EXPENSES:
    Store operating ..............................................         37,318         60,320         80,912
    General and administrative ...................................          5,157          6,672         10,280
    Amortization of intangibles and deferred charges .............            612            717            735
    Preopening costs .............................................          1,395          2,368          1,122
                                                                     ------------   ------------   ------------
       Total operating expenses ..................................         44,482         70,077         93,049
                                                                     ------------   ------------   ------------
       Income from operations ....................................         11,277         11,184         16,393

INTEREST EXPENSE .................................................           (744)           (67)           (59)
INTEREST INCOME ..................................................            735          1,538          1,478
                                                                     ------------   ------------   ------------
       Income before income taxes ................................         11,268         12,655         17,812
INCOME TAXES .....................................................          4,390          4,619          6,379
                                                                     ------------   ------------   ------------
       Net income ................................................          6,878          8,036         11,433
PREFERRED STOCK DIVIDENDS ........................................           (153)          --             --
                                                                     ============   ============   ============
       Net income available to common stockholders ...............   $      6,725   $      8,036   $     11,433
                                                                     ============   ============   ============


INCOME  PER COMMON AND COMMON
    EQUIVALENT SHARE:
        Net income available to common stockholders, basic .......   $        .51   $        .47   $        .64
                                                                     ------------   ------------   ------------
        Net income available to common stockholders, diluted .....   $        .46   $        .45   $        .62
                                                                     ------------   ------------   ------------

WEIGHTED AVERAGE SHARES OUTSTANDING,
      BASIC ......................................................     13,083,454     17,157,742     17,904,447
                                                                     ============   ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING,
      DILUTED ....................................................     14,515,240     17,924,980     18,472,759
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

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   FIFTY-TWO WEEK PERIODS ENDED
                                                                            -----------------------------------------
                                                                            JANUARY 28,    JANUARY 26,    JANUARY 25,
                                                                               1996           1997           1998
                                                                             --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................    $  6,878       $  8,036       $ 11,433
                                                                             --------       --------       --------
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities --
    Depreciation and amortization of property and equipment ..............      2,501          4,797          6,629
    Amortization of intangibles and deferred charges .....................        612            717            735
    Deferred income tax (benefit) provision ..............................       (121)           268           (187)
    (Increase) decrease in assets -
    Marketable securities ................................................       --           (5,168)         2,018
    Accounts receivable ..................................................       (576)          (819)           (60)
    Notes receivable .....................................................      1,619          2,582           --
    Inventories ..........................................................    (11,284)       (15,767)       (14,156)
    Prepaid expenses .....................................................        169         (1,836)           458
    Deposits and other ...................................................      1,210           (263)           321
    Intangibles and deferred charges .....................................     (2,449)           (15)          --
  Increase in liabilities -
    Accounts payable .....................................................      2,564          4,448          2,437
    Accrued liabilities ..................................................      1,277            822          4,152
    Federal income taxes payable .........................................      1,659            617          3,593
                                                                             --------       --------       --------
      Total adjustments ..................................................     (2,819)        (9,617)         5,940
                                                                             --------       --------       --------
      Net cash provided by (used in) operating activities ................      4,059         (1,581)        17,373
                                                                             --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................................    (13,188)       (18,067)       (11,673)
  Sale (purchase) of land held for sale/leaseback ........................       --           (5,498)         5,735
                                                                             --------       --------       --------
    Net cash used in investing activities ................................    (13,188)       (23,565)        (5,938)
                                                                             --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreement ............................      4,625           --             --
  Payments on revolving credit agreement .................................     (6,275)          --             --
  Payments on term loan ..................................................        (80)          --             --
  Payments on subordinated notes payable .................................    (15,000)          --             --
  Payments on notes payable ..............................................       (100)          (100)          (100)
  Sale of common and preferred stock, net of offering costs ..............     39,495         48,741           --
  Common stock reissued from treasury ....................................         16             40              5
  Redemption of preferred stock and cumulative dividends .................     (7,498)          --             --
  Proceeds from exercise of stock options and warrants ...................      1,373          1,415            752
                                                                             --------       --------       --------
    Net cash provided by financing activities ............................     16,556         50,096            657
                                                                             --------       --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ................................      7,427         24,950         12,092
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................        117          7,544         32,494
                                                                                            --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................   $  7,544       $ 32,494       $ 44,586
                                                                             ========       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for --
    Interest.............................................................    $    755       $     67       $     59
    Income taxes .........................................................      2,692          3,010          2,775

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

                            GARDEN RIDGE CORPORATION

      The provision (benefit) for income taxes is as follows (in thousands):

                      FOR THE FIFTY-TWO WEEK PERIODS ENDED
                                 -------------------------------------
                                 JANUARY 28,  JANUARY 26,  JANUARY 25,
                                    1996         1997         1998
                                 -----------  -----------  -----------
Current....................          $4,511       $4,351       $6,566

Deferred...................            (121)         268         (187)
                                 -----------  -----------  -----------
                                     $4,390       $4,619       $6,379
                                 ===========  ===========  ===========

      The primary reasons for the difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements are as follows:

                      FOR THE FIFTY-TWO WEEK PERIODS ENDED
                                 -------------------------------------
                                 JANUARY 28,  JANUARY 26,  JANUARY 25,
                                    1996         1997         1998
                                 -----------  -----------  -----------
Statutory federal rate.........     35%          35%          35%
State taxes and expenses not
deductible for tax purposes....      4            2            1
                                 -----------  -----------  -----------
                                    39%          37%          36%
                                 ===========  ===========  ===========

      The significant components of the deferred tax assets and liabilities are as follows (in thousands):

                                               JANUARY 26,   JANUARY 25,
                                                  1997          1998
                                                 ------        ------
Deferred tax assets -
  Inventory ..................................   $  759        $1,030
  Deferred rent ..............................      280           451
  Accruals ...................................      125           556
  Other ......................................       23            60
                                                 ------        ------
    Total deferred tax assets ................    1,187         2,097
Deferred tax liabilities -
  Depreciation ...............................      106           873
  Prepaid expenses ...........................      405           361
  Other ......................................      233           233
                                                 ------        ------
    Total deferred tax liabilities ...........      744         1,467
                                                 ------        ------
Net deferred tax assets ......................   $  443        $  630
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

                                                         JANUARY   JANUARY   JANUARY
                                                            28,       26,       25,
                                                           1996      1997      1998
                                                         -------   -------   -------
                                                   (In thousands, except per share data)
Basic earnings per share:
     Net income available to common stockholders .....   $ 6,725   $ 8,036   $11,433
                                                         -------   -------   -------
     Weighted average number of common shares ........    13,083    17,158    17,904
                                                         -------   -------   -------
     Basic earnings per share ........................   $  0.51   $  0.47   $  0.64
                                                         =======   =======   =======

Diluted earnings per share:
     Net income available to common stockholders .....   $ 6,725   $ 8,036   $11,433
                                                         -------   -------   -------
     Weighted average number of common shares ........    13,083    17,158    17,904
     Stock options and other .........................     1,432       767       569
                                                         -------   -------   -------
     Adjusted weighted average number of common shares    14,515    17,925    18,473
                                                         -------   -------   -------
Diluted earnings per share ...........................   $  0.46   $  0.45   $  0.62
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

      A summary of stock option activity under the 1992 Plan follows:

                                                                  WEIGHTED
                                                   OPTIONS        AVERAGE
                                                  OUTSTANDING  EXERCISE PRICE
                                                  ----------   ---------------
Balance at January 29, 1995..................     1,070,972         $0.89
        Exercised............................      (145,894)        $0.24
        Canceled.............................        (1,950)        $2.22
                                                  ----------
Balance at January 28, 1996..................       923,128         $0.99
        Exercised............................      (336,962)        $0.16
        Canceled.............................        (3,974)        $2.84
                                                  ----------
Balance at January 26, 1997..................       582,192         $1.48
        Exercised............................       (32,776)        $3.16
        Canceled.............................          (976)        $2.22
                                                  ----------
Balance at January 25, 1998..................       548,440         $1.37
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

      A summary of stock option activity under the 1994 Plan follows:

                                                                 WEIGHTED
                                                  OPTIONS        AVERAGE
                                                 OUTSTANDING  EXERCISE PRICE
                                                 ----------   ---------------

Balance at January 29, 1995..................        67,500       $ 2.33
        Granted..............................        32,724       $ 6.65
        Canceled.............................        (2,924)      $ 3.33
                                                  ----------
Balance at January 28, 1996..................        97,300       $ 3.28
        Granted..............................       160,000      $ 13.43
        Exercised............................       (21,198)      $ 2.39
        Canceled.............................        (4,000)     $ 16.44
                                                  ----------
Balance at January 26, 1997..................       232,102      $ 10.39
        Granted..............................       176,000      $ 12.05
        Exercised............................        (1,950)      $ 3.33
        Canceled.............................       (25,000)     $ 10.78
                                                  ----------
Balance at January 25, 1998..................       381,152       $ 9.66
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

      Future minimum rentals required under the operating leases are as follows (in thousands):

Fiscal year ending ---
    1999....................................     $ 17,830
    2000....................................       17,212
    2001....................................       17,524
    2002....................................       17,090
    2003....................................       16,836
    Thereafter..............................      199,995
                                                ----------
                                                 $286,487
                                                ==========

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