Form 10-Q
period 1998-04-26
GARDEN RIDGE CORP
filed 1998-06-09
CIK 923408

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



              Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarterly Period Ended:         April 26, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                                     OUTSTANDING AT JUNE 5, 1998
----------------------------                        ---------------------------
Common Stock, $.01 Par Value                            18,056,357 shares

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                 January 25,    April 26,
ASSETS                                                              1998          1998
                                                                 -----------    ---------
CURRENT ASSETS:
     Cash and cash equivalents ................................   $  44,586    $  44,610
     Marketable securities ....................................       3,150         --
     Accounts receivable ......................................       1,785        2,434
     Inventories ..............................................      57,773       60,948
     Deferred income taxes ....................................       1,225        1,225
     Prepaid expenses .........................................       2,492        3,281
     Deposits and other .......................................          80           76
                                                                  ---------    ---------
          Total current assets ................................     111,091      112,574
PROPERTY AND EQUIPMENT, at cost:
     Land held for sale/leaseback .............................         241          241
     Leasehold improvements ...................................      18,830       18,968
     Furniture and fixtures ...................................      13,832       13,890
     Equipment ................................................      24,741       26,451
                                                                  ---------    ---------
           Total property and equipment .......................      57,644       59,550
     Less - Accumulated depreciation and amortization .........     (17,977)     (19,858)
                                                                  ---------    ---------
           Net property and equipment .........................      39,667       39,692
OTHER ASSETS:
     Intangibles and deferred charges, net ....................       9,454        9,305
                                                                  ---------    ---------
           Total assets .......................................   $ 160,212    $ 161,571
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable .........................................   $  17,448    $  23,003
     Accrued liabilities ......................................       8,529        8,078
     Federal income taxes payable .............................       7,587        2,692
                                                                  ---------    ---------
           Total current liabilities ..........................      33,564       33,773
LONG-TERM DEBT, net ...........................................         100          100
DEFERRED INCOME TAXES .........................................         595          595
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY:
     Common stock, 17,991,890 and 18,001,355 shares outstanding         183          183
     Paid-in capital ..........................................      93,293       93,396
     Retained earnings ........................................      32,512       33,559
     Less - Treasury stock, 322,226 and 317,610 shares, at cost         (35)         (35)
                                                                  ---------    ---------
            Total common stockholders' equity .................     125,953      127,103
                                                                  ---------    ---------
            Total liabilities and stockholders' equity ........   $ 160,212    $ 161,571
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

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands, Except Share Data)
                                   (Unaudited)

                                                         Thirteen Weeks Ended
                                                       -------------------------
                                                        April 27,     April 26,
                                                          1997          1998
                                                       -----------   -----------
SALES ..............................................   $    59,493   $    68,683
COST OF SALES ......................................        38,893        44,392
                                                       -----------   -----------
      Gross profit .................................        20,600        24,291
OPERATING EXPENSES:
    Store operating ................................        17,222        20,518
    General and administrative .....................         2,062         2,599
    Amortization of intangibles and deferred charges           188           144
    Preopening costs ...............................           773          --
                                                       -----------   -----------
       Total operating expenses ....................        20,245        23,261
                                                       -----------   -----------
       Income from operations ......................           355         1,030
INTEREST INCOME ....................................           391           604
                                                       -----------   -----------
       Income before income taxes ..................           746         1,634
INCOME TAXES .......................................           276           589
                                                       -----------   -----------
       Net  income .................................   $       470   $     1,045
                                                       ===========   ===========


INCOME  PER COMMON AND COMMON EQUIVALENT
    SHARE:
       Net income, basic ...........................   $       .03   $       .06
       Net income, diluted .........................   $       .03   $       .06

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC .........    17,831,374    17,995,156
                                                       ===========   ===========
WEIGHTED AVERAGE SHARES OUTSANDING, DILUTED ........    18,354,712    18,625,411
                                                       ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                 Thirteen Weeks Ended
                                                                -----------------------
                                                                 April 27,   April 26,
                                                                   1997        1998
                                                                ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...............................................   $    470    $  1,045
                                                                  --------    --------
     Adjustments to reconcile net income to net cash used in
         operating activities ----
        Depreciation and amortization of property and equipment      1,523       1,888
        Amortization of intangibles and deferred charges ......        188         144
    (Increase) decrease in assets -
           Accounts receivable ................................       (113)       (649)
           Inventories ........................................    (14,937)     (3,175)
           Prepaid expenses ...................................       (306)       (789)
           Deposits and other .................................       --             4
           Intangibles and deferred charges ...................        327        --
      Increase (decrease) in liabilities -
           Accounts payable ...................................      4,980       5,555
           Accrued liabilities ................................      1,348        (451)
           Federal income taxes payable .......................     (1,843)     (4,895)
                                                                  --------    --------
           Total adjustments ..................................     (8,833)     (2,368)
                                                                  --------    --------
           Net cash (used in) operating activities ............     (8,363)     (1,323)
                                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Marketable securities ...................................      3,182       3,150
      Capital expenditures ....................................     (4,948)     (1,906)
      Sale of land held for sale/leaseback ....................      3,710        --
                                                                  --------    --------
           Net cash provided by investing activities ..........      1,944       1,244
                                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of common stock ...................         16          89
     Proceeds from exercise of stock option and warrants ......       --            14
                                                                  --------    --------
           Net cash provided by financing activities ..........         16         103
                                                                  --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS .............................................     (6,403)         24
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD ..................................................     32,494      44,586
                                                                  --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................   $ 26,091    $ 44,610
                                                                  ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:
      Cash paid during the period for --

          Interest ............................................   $     17    $     14
          Income taxes ........................................      2,051       5,400

The accompanying notes are an integral part of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION:

      The accompanying consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company, all adjustments necessary for the fair presentation of the unaudited results for the periods have been included. Because of the seasonal nature of the Company's business, results for such interim periods are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for fiscal year ended January 25, 1998.

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

      In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." At adoption, SOP 98-5 requires the Company to write-off any unamortized start-up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company is required to and will adopt SOP 98-5 in the first quarter of fiscal 2000 and believes that adoption will not have a significant effect on its consolidated financial statements.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


      The Company's fiscal year ends on the last Sunday in January in each year resulting in either a 52 or 53 week year. References to fiscal years by date refer to the fiscal year ending in that calendar year, for example, "fiscal 1999" refers to the fiscal year ending January 31, 1999.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated income statement data expressed as a percentage of sales.

                                                          Thirteen Weeks Ended
                                                         -----------------------
                                                          April 27,   April 26,
                                                            1997        1998
                                                         ----------- -----------

Sales ...................................................  100.0%      100.0%
Cost of sales ...........................................   65.4        64.6
                                                           -----       -----
     Gross profit .......................................   34.6        35.4
Operating expenses:
     Store operating ....................................   28.9        29.9
     General and administrative .........................    3.5         3.8
     Amortization of intangibles and deferred charges ...    0.3         0.2
     Preopening costs ...................................    1.3        --
                                                           -----       -----
          Income from operations ........................    0.6         1.5
Interest income .........................................    0.7         0.9
Income taxes ............................................   (0.5)       (0.9)
                                                           =====       =====
               Net income ...............................    0.8%        1.5%
                                                           =====       =====

FIRST QUARTER ENDED APRIL 26, 1998 COMPARED TO FIRST QUARTER ENDED APRIL 27,
1997

      Sales in the first quarter of fiscal 1999 increased $9.2 million, or 15.4%, to $68.7 million from $59.5 million in the first quarter of fiscal 1998. The increase was primarily attributable to (i) sales from one store opened in the third quarter of fiscal 1998 and (ii) the results of a full quarter's sales volume from two stores in the Atlanta area which opened in the first quarter of fiscal 1998. In addition, comparable store sales were 6% higher than the same period last year.

      Gross profit as a percentage of sales increased to 35.4% in the first quarter of fiscal 1999 as compared to 34.6% for the comparable period in fiscal 1998. This increase in gross profit was primarily a result of increased product margins.

      Store operating expenses increased $3.3 million, or 19.1%, in the first quarter of fiscal 1999 primarily as a result of the opening of new stores, increased store labor to reallocate square footage for certain product categories in a majority of the stores, and increased delivery expense from the Company's distribution center to its stores.

      General and administrative expenses increased $537,000, or 26.0%, to $2.6 million in the first quarter of fiscal 1999 as compared to $2.1 million in the first quarter of fiscal 1998. This increase generally related to corporate personnel additions. General and administrative expenses as a percentage of sales increased in the first quarter of fiscal 1999 to 3.8% from 3.5% in the comparable period of 1998.

      The Company did not record any preopening expenses in the first quarter of fiscal 1999 because no new stores were opened. The Company plans to open one store in the second quarter and five stores in the third quarter of fiscal 1999.

      Interest income was $604,000, or 0.9% of sales in the first quarter of fiscal 1999, as compared to $391,000, or 0.7% of sales in the comparable period of 1998. This increase primarily resulted from the investment of the Company's excess cash.

      Income taxes were $589,000, representing an effective tax rate of 36.0% for the first quarter of fiscal 1999, as compared to $276,000, or 37.0% in the comparable period of fiscal 1998. The Company's lower effective tax rate is attributable to the Company's geographic expansion resulting in a lower effective state tax rate.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of working capital are cash flow from operations and borrowings under its lines of credit. The Company had working capital of $78.8 million at April 26, 1998. The Company currently has a $15 million line of credit, with no outstanding borrowings under it. Management believes the Company has sufficient working capital, cash flow from operating activities and available unused credit capacity to sustain current growth plans.

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



Date: June 5, 1998                       GARDEN RIDGE CORPORATION
                                               (Registrant)



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