Form 10-Q
period 1998-07-26
GARDEN RIDGE CORP
filed 1998-09-09
CIK 923408

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended:   July 26, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                        OUTSTANDING AT SEPTEMBER 4, 1998
    ----------------------------             --------------------------------
    Common Stock, $.01 Par Value                     18,062,372 shares

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                   JANUARY 25,    JULY 26,
                                                      1998          1998
                                                   -----------   ---------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..................  $  44,586     $  24,131
     Marketable securities ......................      3,150          --
     Accounts receivable ........................      1,785         2,506
     Inventories ................................     57,773        76,439
     Deferred income taxes ......................      1,225         1,225
     Prepaid expenses ...........................      2,492         3,511
     Deposits and other .........................         80            80
                                                   ---------     ---------
          Total current assets ..................    111,091       107,892

PROPERTY AND EQUIPMENT, at cost:
     Land held for sale/leaseback ...............        241         2,756
     Leasehold improvements .....................     18,830        20,815
     Furniture and fixtures .....................     13,832        14,892
     Equipment ..................................     24,741        29,030
                                                   ---------     ---------
           Total property and equipment .........     57,644        67,493
     Less - Accumulated depreciation and
      amortization ..............................    (17,977)      (22,055)
                                                   ---------     ---------
           Net property and equipment ...........     39,667        45,438

OTHER ASSETS:
     Intangibles and deferred charges, net ......      9,454         9,156
                                                   ---------     ---------
           Total assets .........................  $ 160,212     $ 162,486
                                                   =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ...........................  $  17,448     $  22,562
     Accrued liabilities ........................      8,529         9,416
     Federal income taxes payable ...............      7,587         2,275
                                                   ---------     ---------
           Total current liabilities ............     33,564        34,253

LONG-TERM DEBT, net .............................        100           100
DEFERRED INCOME TAXES ...........................        595           595

COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY:
     Common stock, 17,991,890 and 18,062,372
      shares outstanding ........................        183           183
     Paid-in capital ............................     93,293        93,658
     Retained earnings ..........................     32,512        33,725
     Less - Treasury stock, 322,226 and 261,442
      shares at cost ............................        (35)          (28)
                                                   ---------     ---------
            Total common stockholders' equity ...    125,953       127,538
                                                   ---------     ---------
            Total liabilities and common
             stockholders' equity ...............  $ 160,212     $ 162,486
                                                   =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THIRTEEN WEEKS ENDED          TWENTY SIX WEEKS ENDED
                                                       ---------------------------    ---------------------------
                                                          JULY 27,        JULY 26,       JULY 27,       JULY 26,
                                                            1997            1998           1997           1998
                                                       ------------   ------------    ------------   ------------
SALES ..............................................   $     63,634   $     69,585    $    123,127   $    138,268
COST OF SALES ......................................         42,431         45,851          81,324         90,243
                                                       ------------   ------------    ------------   ------------
      Gross profit .................................         21,203         23,734          41,803         48,025

OPERATING EXPENSES:
    Store operating ................................         18,272         20,399          35,494         40,917
    General and administrative .....................          1,944          3,060           4,006          5,659
    Amortization of intangibles and deferred charges            188            146             376            290
    Preopening costs ...............................           --              369             773            369
                                                       ------------   ------------    ------------   ------------
       Total operating expenses ....................         20,404         23,974          40,649         47,235
                                                       ------------   ------------    ------------   ------------
       Income (loss) from operations ...............            799           (240)          1,154            790

INTEREST INCOME ....................................            284            502             675          1,106
                                                       ------------   ------------    ------------   ------------
       Income before income taxes ..................          1,083            262           1,829          1,896
INCOME TAXES .......................................            401             94             677            683
                                                       ------------   ------------    ------------   ------------
       Net income ..................................   $        682   $        168    $      1,152   $      1,213
                                                       ============   ============    ============   ============

INCOME PER COMMON AND COMMON EQUIVALENT
   SHARE:
       Net income,basic ............................   $        .04   $        .01    $        .06   $        .07
       Net income,diluted ..........................   $        .04   $        .01    $        .06   $        .07

WEIGHTED AVERAGE SHARES OUTSTANDING,
   BASIC ...........................................     17,901,614     18,035,643      17,866,494     18,015,399
                                                       ============   ============    ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING,
   DILUTED .........................................     18,472,800     18,625,615      18,389,800     18,632,390
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

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  TWENTY SIX WEEKS
                                                                       ENDED
                                                               ----------------------
                                                               JULY 27,     JULY 26,
                                                                 1997         1998
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ............................................   $  1,152    $  1,213
                                                               --------    --------
     Adjustments to reconcile net income to net cash used in
      operating activities --
        Depreciation and amortization of property and
         equipment .........................................      3,165       4,078
        Amortization of intangibles and deferred
         charges ...........................................        376         298
        (Increase) decrease in assets -
           Accounts receivable .............................       (492)       (721)
           Inventories .....................................    (27,534)    (18,666)
           Prepaid expenses ................................        112      (1,019)
           Deposits and other ..............................        321        --
        Increase (decrease) in liabilities -
           Accounts payable ................................      2,676       5,114
           Accrued liabilities .............................      2,975         888
           Federal income taxes payable ....................     (1,583)     (5,312)
                                                               --------    --------
           Total adjustments ...............................    (19,984)    (15,340)
                                                               --------    --------
           Net cash used in operating
            activities .....................................    (18,832)    (14,127)
                                                               --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Marketable securities .................................      3,198       3,150
     Capital expenditures ..................................     (4,234)     (7,334)
     Purchase of land held for sale/leaseback ..............       --        (2,515)
                                                               --------    --------
           Net cash used in investing
            activities .....................................     (1,036)     (6,699)
                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of common stock ................       --           166
     Proceeds from exercise of stock options and
      warrants .............................................        500         205
                                                               --------    --------
           Net cash provided by financing
            activities .....................................        500         371
                                                               --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..................    (19,368)    (20,455)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........     32,494      44,586
                                                               --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $ 13,126    $ 24,131
                                                               ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:
      Cash paid during the period for --
          Interest .........................................   $     32    $     25
          Income taxes .....................................      2,175       5,400

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated income statement data expressed as a percentage of sales.

                                      Thirteen Weeks Ended  Twenty Six Weeks Ended
                                      --------------------  ----------------------
                                       July 27,  July 26,     July 27,  July 26,
                                         1997      1998         1997      1998
                                       --------  --------     --------  --------
Sales ..............................     100.0%    100.0%       100.0%    100.0%
Cost of sales ......................      66.7      65.9         66.0      65.3
                                         -----     -----        -----     -----
     Gross profit ..................      33.3      34.1         34.0      34.7
Operating expenses:
     Store operating ...............      28.7      29.3         28.8      29.6
     General and administrative ....       3.0       4.4          3.3       4.1
     Amortization of intangibles and
      deferred charges .............       0.3       0.2          0.3       0.2
     Preopening costs ..............       0.0       0.5          0.6       0.2
                                         -----     -----        -----     -----
          Income (loss) from
           operations ..............       1.3      (0.3)         1.0       0.6
Interest income ....................       0.4       0.7          0.5       0.8
Income taxes .......................      (0.6)     (0.2)        (0.5)     (0.5)
                                         -----     -----        -----     -----
               Net income ..........       1.1%      0.2%         1.0%      0.9%
                                         =====     =====        =====     =====

SECOND QUARTER ENDED JULY 26, 1998 COMPARED TO SECOND QUARTER ENDED
  JULY 27, 1997

      Sales in the second quarter of fiscal 1999 increased $5.9 million, or 9.4%, to $69.6 million from $63.6 million in the second quarter of fiscal 1998. The increase was primarily attributable to (i) one store opened in the second quarter of fiscal 1999 and (ii) one store opened in the third quarter of fiscal 1998. In addition, comparable store sales were 3% higher than the same period last year.

      Gross profit as a percentage of sales increased to 34.1% in the second quarter of fiscal 1999 as compared to 33.3% for the comparable period in fiscal 1998. This increase in gross profit as a percentage of sales resulted from higher product margins offset by buying costs for the second quarter of fiscal 1999 being higher than the second quarter of fiscal 1998.

      Store operating expenses increased $2.1 million, or 11.6%, in the second quarter of fiscal 1999 primarily as a result of operating 22 stores in the second quarter of fiscal 1999 compared to operating 20 stores in the second quarter of fiscal 1998.

      General and administrative expenses increased $1.1 million, or 57.4%, to $3.1 million in the second quarter of fiscal 1999 as compared to $2.0 million in the second quarter of fiscal 1998. This increase generally relates to corporate personnel additions and increased depreciation expense related to the Company's new management information systems. General and administrative expenses as a percentage of sales increased in the second quarter of fiscal 1999 to 4.4% from 3.0% in the comparable period of fiscal 1998.

      Preopening costs of $369,000 in the second quarter of fiscal 1999 relate to the opening of the O'Fallon, Illinois store (St. Louis market) during the quarter. The Company's policy is to expense preopening costs in the month a store commences operations.

      Interest income was $502,000, or 0.7% of sales in the second quarter of fiscal 1999, as compared to $284,000, or 0.4% of sales in the comparable period of fiscal 1998. This increase primarily resulted from the investment of the Company's excess cash.

      Income taxes were $94,000, representing an effective tax rate of 35.9% for the second quarter of fiscal 1999, as compared to $401,000, or 37.0%, in the comparable period of fiscal 1998. The Company's lower effective tax rate is attributable to the Company's geographic expansion resulting in a lower effective state tax rate.


TWENTY SIX WEEKS ENDED JULY 26, 1998 COMPARED TO TWENTY SIX WEEKS ENDED
  JULY 27, 1997

      Sales in the first half of fiscal 1999 increased $15.1 million, or 12.3%, to $138.3 million from $123.1 million in the first half of fiscal 1998. The increase was primarily attributable to (i) sales from one store opened in the second quarter of fiscal 1999 and (ii) one store opened in the third quarter of fiscal 1998. Comparable store sales increased 5% over the same period last year.

      Gross profit as a percentage of sales was 34.7% in the first half of fiscal 1999, as compared to 34.0% for the comparable period in fiscal 1998. The increase in gross profit as a percentage of sales was primarily due to higher product margins.

      Store operating expenses increased $5.4 million, or 15.3%, in the first half of fiscal 1999 due to the opening of new stores.

      General and administrative expenses increased $1.7 million, or 41.3%, to $5.7 million in the first half of fiscal 1999 as compared to $4.0 million in the same period last year. This increase principally relates to corporate personnel additions. As a percentage of sales, general and administrative expenses increased to 4.1% for the first half of fiscal 1999 compared to 3.3% for the same period last year.

      Interest income increased $431,000, or 63.9% to $1.1 million in the first half of fiscal 1999 as compared to interest income of $675,000 in the same period last year.

      Income taxes were $683,000, an effective tax rate of 36.0% for the first half of fiscal 1999 compared to 37.0% in the comparable period of the prior year. The Company's lower effective tax rate is attributable to the Company's geographic expansion resulting in a lower effective state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of working capital are cash flow from operations and borrowings under its lines of credit. The Company had working capital of $73.6 million at July 26, 1998. The Company currently has a $15 million line of credit, which has no outstanding borrowings under it. Management believes the Company has sufficient working capital, cash flow from operating activities and available unused credit capacity to sustain current growth plans.

      The Company is currently assessing the impact of "Year 2000" related issues on its operational and financial computer systems, and intends to complete its assessment and testing phases by April 1999. In connection with a management information systems upgrade that the Company has undertaken over the last several years, the Company has recently installed new computer systems that are Year 2000 compliant and will include these new systems in its testing phase. Since the Company has not completed its assessment, the Company has not yet determined the operational impact of Year 2000 issues, if any, which may result in the future. Therefore, the Company is unable to determine the potential impact, if any, on its results of operations or financial condition.

                               PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 are not applicable and have been omitted.

ITEMS 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 25, 1998. At such meeting, seven directors were elected to serve as directors of the Company for one year. In addition, shareholders approved an amendment to the Amended and Restated 1994 Stock Option Plan, approved an amendment to the 1996 Non-Employee Director Stock Option Plan and ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending January 30, 1999.

                                                VOTES AGAINST
                                                 OR WITHHELD       VOTES          BROKER
         PROPOSAL              VOTES FOR          AUTHORITY       ABSTAINED      NON- VOTES
         --------              ---------          ---------       ---------      ----------
1.     Election of Directors:
         Armand Shapiro       15,006,155             9,050             0            0
         Terry S. Boyce       15,002,345            12,860             0            0
         Alyson Henning       15,002,745            12,460             0            0
         Ira Neimark          15,000,478            14,727             0            0
         Sam J. Susser        15,002,345            12,860             0            0
         Barbara S. Tapp      15,001,497            13,708             0            0
         H. Whitney Wagner    15,005,451             9,734             0            0

2.    Approval, adoption and
      ratification of the
      amendment to the Amended
      and Restated 1994 Stock
      Option Plan to increase
      the number of shares by
      250,000                 13,154,207         1,855,446         5,552            0

3.    Approval, adoption and
      ratification of the 1996
      Non- Employee Director
      Stock Option Plan to
      increase the number of
      shares by 50,000        14,797,414           209,233         8,558            0

4.    Approval and ratification
      of the appointment of
      Arthur Andersen LLP as
      the Company's independent
      public accountants for
      the fiscal year ending
      January 30, 1999        15,003,672             9,058         2,475            0

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:
             The following exhibits are filed with this report.

             27 - Financial Data Schedule

      (b)   Reports on Form 8-K:
            No reports on Form 8-K were filed by the Company during the period covered by this report.

                            GARDEN RIDGE CORPORATION

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.



Date: September 4, 1998                   GARDEN RIDGE CORPORATION
                                                (Registrant)

                                     By:       Jane L. Arbuthnot
                                         ------------------------------
                                               Jane L. Arbuthnot
                                            Chief Financial Officer

                                  EXHIBIT INDEX



                                                                  Sequential
EXHIBIT NUMBER          DESCRIPTION                               PAGE NUMBER
--------------          -----------                               -----------

     27             Financial Data Schedule                          12