Form 10-Q
period 1998-10-25
GARDEN RIDGE CORP
filed 1998-12-09
CIK 923408

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarterly Period Ended:         October 25, 1998

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


               CLASS                             OUTSTANDING AT DECEMBER 8, 1998
Common Stock, $.01 Par Value                               18,126,350 shares

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       January 25,     October 25,
ASSETS                                                                                                    1998             1998
                                                                                                     ------------      ------------
CURRENT ASSETS:
     Cash and cash equivalents .................................................................     $     44,586      $      3,416
     Marketable securities .....................................................................            3,150              --
     Accounts receivable .......................................................................            1,785             4,174
     Inventories ...............................................................................           57,773           106,284
     Deferred income taxes .....................................................................            1,225             1,225
     Prepaid expenses ..........................................................................            2,492             3,045
     Deposits and other ........................................................................               80                80
                                                                                                     ------------      ------------
          Total current assets .................................................................          111,091           118,224
PROPERTY AND EQUIPMENT, at cost:
     Land held for sale/leaseback ..............................................................              241               241
     Leasehold improvements ....................................................................           18,830            23,314
     Furniture and fixtures ....................................................................           13,832            17,778
     Equipment .................................................................................           24,741            32,193
                                                                                                     ------------      ------------
           Total property and equipment ........................................................           57,644            73,526
     Less - Accumulated depreciation and amortization ..........................................          (17,977)          (24,535)
                                                                                                     ------------      ------------
           Net property and equipment ..........................................................           39,667            48,991
OTHER ASSETS:
     Intangibles and deferred charges, net .....................................................            9,454             9,007
                                                                                                     ------------      ------------
           Total assets ........................................................................     $    160,212      $    176,222
                                                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ..........................................................................     $     17,448      $     36,098
     Accrued liabilities .......................................................................            8,529            11,100
     Federal income taxes payable ..............................................................            7,587             1,562
                                                                                                     ------------      ------------
           Total current liabilities ...........................................................           33,564            48,760
LONG-TERM DEBT, net ............................................................................              100               100
DEFERRED INCOME TAXES ..........................................................................              595               595
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY:
     Common stock, 17,991,890 and 18,126,350 shares outstanding ................................              183               183
     Paid-in capital ...........................................................................           93,293            93,886
     Retained earnings .........................................................................           32,512            32,721
     Less - Treasury stock, 322,226 and 207,942 shares at cost .................................              (35)              (23)
                                                                                                     ------------      ------------
            Total common stockholders' equity ..................................................          125,953           126,767
                                                                                                     ------------      ------------
            Total liabilities and common stockholders' equity ..................................     $    160,212      $    176,222
                                                                                                     ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           Thirteen Weeks Ended           Thirty Nine Weeks Ended
                                                                        ---------------------------     ---------------------------
                                                                        October 26,     October 25,     October 26,    October 25,
                                                                           1997            1998            1997            1998
                                                                        -----------    ------------     -----------    ------------
SALES ..............................................................    $    71,122    $     86,107     $   194,250    $    224,375
COST OF SALES ......................................................         44,762          54,717         126,086         144,960
                                                                        -----------    ------------     -----------    ------------
      Gross profit .................................................         26,360          31,390          68,164          79,415
OPERATING EXPENSES:
    Store operating ................................................         21,767          26,908          57,261          67,825
    General and administrative .....................................          2,564           4,177           6,571           9,836
    Amortization of intangibles and deferred charges ...............            188             149             564             439
    Preopening costs ...............................................            349           1,850           1,122           2,219
                                                                        -----------    ------------     -----------    ------------
       Total operating expenses ....................................         24,868          33,084          65,518          80,319
                                                                        -----------    ------------     -----------    ------------
       Income (loss) from operations ...............................          1,492          (1,694)          2,646            (904)

INTEREST INCOME ....................................................            163             125             838           1,231
                                                                        -----------    ------------     -----------    ------------
       Income (loss) before income taxes ...........................          1,655          (1,569)          3,484             327

INCOME TAXES (BENEFIT) .............................................            612            (565)          1,289             118
                                                                        ===========    ============     ===========    ============
       Net income (loss) ...........................................    $     1,043    $     (1,004)    $     2,195    $        209
                                                                        ===========    ============     ===========    ============
INCOME (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE:
       Net income (loss), basic ....................................    $       .06    $       (.06)    $       .12    $        .01
       Net income (loss), diluted ..................................    $       .06    $       (.06)    $       .12    $        .01

WEIGHTED AVERAGE SHARES OUTSTANDING,
   BASIC ...........................................................     17,932,081      18,071,640      17,888,356      18,034,151
                                                                        ===========    ============     ===========    ============
WEIGHTED AVERAGE SHARES OUTSTANDING,
   DILUTED .........................................................     18,521,463      18,071,640      18,452,966      18,584,476
                                                                        ===========    ============     ===========    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                           Thirty Nine Weeks Ended
                                                                                                         --------------------------
                                                                                                         October 26,    October 25,
                                                                                                            1997           1998
                                                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ......................................................................................   $     2,195    $       209
                                                                                                         -----------    -----------
     Adjustments to reconcile net income to net cash used in operating activities --
        Depreciation and amortization of property and  equipment .....................................         4,856          6,566
        Amortization of intangibles and deferred  charges ............................................           564            439
        (Increase) decrease in assets -
           Accounts receivable .......................................................................          (974)        (2,389)
           Inventories ...............................................................................       (35,719)       (48,511)
           Prepaid expenses ..........................................................................           552           (553)
           Deposits and other ........................................................................           321           --
        Increase (decrease) in liabilities -
           Accounts payable ..........................................................................        10,299         18,650
           Accrued liabilities .......................................................................         4,145          2,571
           Federal income taxes payable ..............................................................        (1,010)        (6,025)
                                                                                                         -----------    -----------
           Total adjustments .........................................................................       (16,966)       (29,252)
                                                                                                         -----------    -----------
           Net cash used in operating activities .....................................................       (14,771)       (29,043)
                                                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Marketable securities ...........................................................................          (747)         3,150
     Capital expenditures ............................................................................        (3,933)       (15,882)
                                                                                                         -----------    -----------
           Net cash used in investing activities .....................................................        (4,680)       (12,732)
                                                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of common stock ..........................................................          --              234
     Proceeds from exercise of stock options and warrants ............................................           564            359
     Common stock reissued from treasury .............................................................             1             12
                                                                                                         -----------    -----------
           Net cash provided by financing  activities ................................................           565            605
                                                                                                         -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ............................................................       (18,886)       (41,170)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................................................        32,494         44,586
                                                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................................................   $    13,608    $     3,416
                                                                                                         ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for --
          Interest ...................................................................................   $        46    $        35
          Income taxes ...............................................................................         2,175          6,400

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated income statement data expressed as a percentage of sales.

                                                                          Thirteen Weeks Ended          Thirty Nine Weeks Ended
                                                                       ---------------------------     ---------------------------
                                                                       October 26,     October 25,     October 26,     October 25,
                                                                           1997           1998            1997            1998
                                                                       -----------     -----------     -----------     -----------
Sales ..............................................................         100.0%          100.0%          100.0%          100.0%
Cost of sales ......................................................          62.9            63.6            64.9            64.6
                                                                       -----------     -----------     -----------     -----------
     Gross profit ..................................................          37.1            36.4            35.1            35.4
Operating expenses:
     Store operating ...............................................          30.6            31.2            29.5            30.2
     General and administrative ....................................           3.6             4.9             3.3             4.4
     Amortization of intangibles and deferred charges ..............           0.3             0.2             0.3             0.2
     Preopening costs ..............................................           0.5             2.1             0.6             1.0
                                                                       -----------     -----------     -----------     -----------
          Income (loss) from operations ............................           2.1            (2.0)            1.4            (0.4)
Interest income ....................................................           0.3             0.1             0.4             0.6
Income (taxes) benefit .............................................          (0.9)            0.7            (0.7)           (0.1)
                                                                       ===========     ===========     ===========     ===========
                   Net income (loss) ...............................           1.5%           (1.2)%           1.1%            0.1%
                                                                       ===========     ===========     ===========     ===========

THIRD QUARTER ENDED OCTOBER 25, 1998 COMPARED TO THIRD QUARTER ENDED OCTOBER 26, 1997

      Sales in the third quarter of fiscal 1999 increased $15.0 million, or 21.1%, to $86.1 million from $71.1 million in the third quarter of fiscal 1998. The increase was primarily attributable to (i) five stores opening in the third quarter of fiscal 1999 and (ii) one store opening in the second quarter of fiscal 1999. In addition, comparable store sales were 1% higher than the same period last year.

      Gross profit as a percentage of sales decreased to 36.4% in the third quarter of fiscal 1999 as compared to 37.1% for the comparable period in fiscal 1998. This decrease in gross profit as a percentage of sales resulted from higher buying and occupancy costs for the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998.

      Store operating expenses increased $5.1 million, or 23.6%, in the third quarter of fiscal 1999 primarily as a result of operating 27 stores in the third quarter of fiscal 1999 compared to operating 21 stores in the third quarter of fiscal 1998.

      General and administrative expenses increased $1.6 million, or 62.9%, to $4.2 million in the third quarter of fiscal 1999 as compared to $2.6 million in the third quarter of fiscal 1998. This increase relates to an $800,000 severance package to the Company's former president, corporate personnel additions and increased depreciation expense related to the Company's new management information systems. General and administrative expenses as a percentage of sales increased in the third quarter of fiscal 1999 to 4.9% from 3.6% in the comparable period of fiscal 1998.

      Preopening costs of $1,850,000 in the third quarter of fiscal 1999 relate to the opening of the five new stores in the following markets: Lexington, Kentucky; Nashville, Tennessee; Atlanta, Georgia; Fort Worth, Texas and Columbus, Ohio. The Company's policy is to expense preopening costs in the month a store commences operations.

      Interest income was $125,000, or 0.1% of sales in the third quarter of fiscal 1999, as compared to $163,000, or 0.3% of sales in the comparable period of fiscal 1998.

      The income tax benefit was $565,000, representing an effective tax rate of 36.0% for the third quarter of fiscal 1999, as compared to taxes of $612,000, or 37.0%, in the comparable period of fiscal 1998. The Company's lower effective tax rate is attributable to the Company's geographic expansion resulting in a lower effective state tax rate.

THIRTY NINE WEEKS ENDED OCTOBER 25, 1998 COMPARED TO THIRTY NINE WEEKS ENDED OCTOBER 26, 1997

      Sales in the first three quarters of fiscal 1999 increased $30.1 million, or 15.5%, to $224.4 million from $194.3 million in the first three quarters of fiscal 1998. This increase was primarily attributable to (i) five stores opening in the third quarter of fiscal 1999 and (ii) one store opening in the second quarter of fiscal 1999. Comparable store sales increased 3% over the same period last year.

      Gross profit as a percentage of sales was 35.4% in the first three quarters of fiscal 1999, as compared to 35.1% for the comparable period in fiscal 1998. The increase in gross profit as a percentage of sales were primarily due to higher product margins, offset by higher buying and occupancy costs.

      Store operating expenses increased $10.5 million, or 18.5%, in the first three quarters of fiscal 1999 due to operating 27 stores in fiscal 1999 compared to 21 stores in fiscal 1998.

      General and administrative expenses increased $3.3 million, or 49.7%, to $9.8 million in the first three quarters of fiscal 1999 as compared to $6.5 million in the same period last year. This increase principally relates to an $800,000 severance package to the Company's former president and corporate personnel additions. As a percentage of sales, general and administrative expenses increased to 4.4% for the first three quarters of fiscal 1999 compared to 3.3% for the same period last year.

      Interest income increased $393,000, or 46.9% to $1.2 million in the first three quarters of fiscal 1999 as compared to interest income of $838,000 in the same period last year. This increase resulted from the investment of the Company's excess cash.

      Income taxes were $118,000, an effective tax rate of 36.0% for the first three-quarters of fiscal 1999 compared to 37.0% in the comparable period of the prior year. The Company's lower effective tax rate is attributable to the Company's geographic expansion resulting in a lower effective state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of working capital are cash flow from operations and borrowings under its lines of credit. The Company had working capital of $69.5 million at October 25, 1998. The Company currently has a $15 million line of credit, which has no outstanding borrowings under it. Management believes the Company has sufficient working capital, cash flow from operating activities and available unused credit capacity to sustain current growth plans.

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

                           PART II - OTHER INFORMATION

Iems 1, 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:
            The following exhibits are filed with this report.

            10.1  Amendment to the Amended and Restated 1992 Stock Option Plan

            10.2  Amendment to the Amended and Restated 1994 Stock Option Plan

            27    Financial Data Schedule


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






Date: December 8, 1998                    GARDEN RIDGE CORPORATION
                                                         (Registrant)


                                     By:           Jane L. Arbuthnot
                                         ---------------------------------------
                                                   Jane L. Arbuthnot
                                                Chief Financial Officer

                                      EXHIBIT INDEX



                                                                  SEQUENTIAL
EXHIBIT NUMBER    DESCRIPTION                                     PAGE NUMBER

     10.1         Amendment to the Amended and Restated 1994
                  Stock Option Plan                                     12

     10.2         Amendment to the Amended and Restated 1994            13
                  Stock Option Plan

     27           Financial Data Schedule                               14