Form 10-K405
period 1999-01-31
GARDEN RIDGE CORP
filed 1999-05-03
CIK 923408

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                              OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

      The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of April 16, 1999, based on the closing sale price of the Common Stock on the Nasdaq National Market on said date, was $111,595,867.

      There were 17,168,595 shares of Common Stock of the registrant outstanding as of April 16, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement issued in connection with the 1999 Annual Meeting of Stockholders are incorporated into Part III of this Report.

                                    P A R T I

ITEM 1.  BUSINESS

      Garden Ridge Corporation ("Garden Ridge" or the "Company") is a rapidly growing megastore retailer offering dominant assortments of products related to its central merchandise theme of decorative home accessories, seasonal products and crafts. The Company's ten complementary product categories are:

            o  floral (silk and dried flowers)     o  party supplies
            o  housewares                          o  pottery
            o  seasonal                            o  home accents
            o  pictures and frames                 o  crafts
            o  candles                             o  baskets

      The Company's strategy of clustering dominant assortments of merchandise from related categories in a single retail location differentiates Garden Ridge from traditional single category superstores. The Company believes that combining these related product categories in one store creates significant cross-merchandising opportunities which fulfill, at a single destination, most product requirements for the customer seeking decorative home accessories, seasonal products and crafts. Garden Ridge uses an everyday low pricing strategy and emphasizes customer service in its stores. The Company currently operates 29 megastores in twelve states, primarily in the southern United States.

     Garden Ridge began as a single location near San Antonio, Texas in 1979. In 1988, the founder sold the Company, which then consisted of three stores. The present management team was recruited in June 1990 and refocused the Company's merchandise strategy, instituted tighter cost controls, improved management information systems and developed the current megastore format and expansion strategy. Since fiscal 1995, the Company has been expanding primarily in the southern United States.

MERCHANDISING

      PRODUCT CATEGORIES. Garden Ridge offers dominant assortments of merchandise (aggregating over 70,000 stock keeping units ("SKUs")) in ten related categories.

      FLORAL. The Company believes that it stocks one of the largest assortments of silk and dried floral merchandise in the United States. Floral is the Company's largest product category, representing 20% of sales in fiscal 1999. The assortment of silk stems, dried flowers, silk and dried floral arrangements, silk bushes, artificial trees, ribbons and supplies attracts both retail and commercial customers such as professional floral designers. Customers shop in this department for value-priced basic items as well as the newest seasonal and promotional items. Additionally, the Company centrally manufactures floral arrangements at its San Antonio facility for all its stores and each store has a floral arranging staff to make custom floral arrangements.

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

      POTTERY. This category includes a wide range of decorative clay, ceramic and plastic pottery, as well as lawn art, concrete sculptures, wind chimes and bird baths. The Company sources pottery and related items domestically as well as from Italy, the Dominican Republic, Vietnam, Mexico and other countries.

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

      OTHER. In addition to the above ten categories, Garden Ridge carries other categories of products, such as nursery and tropical plants and decorator pillows, and each store has a snack bar with seating area.

MANAGEMENT INFORMATION SYSTEMS

      The Company believes that its management information system is an important factor in allowing the Company to support its growth and enhance its competitive industry position. The Company has invested over $12 million in this system, which provides integration of store, merchandising, replenishment, distribution, and financial systems. Merchandise is bar coded, enabling management to control inventory and pricing by SKU, manage assortment within a category and produce desired gross margins and inventory turnover. Sales are updated daily in the merchandise reporting systems by polling all sales information from each store's point-of-sale ("POS") terminals. The Company's POS system consists of registers providing price look-up and scanning of bar-coded tickets. Through automated nightly two-way electronic communication with each store, sales information and store initiated transfers are uploaded to the host system and price changes are downloaded through the POS devices. This technology allows the Company to provide price discounts at both the store level and the SKU level rather than at the category level as is the case with some of its competitors. The nightly communication with the stores also enables the Company to receive store transfer and physical inventory details and send electronic mail. Information obtained from such daily polling results in automatic merchandise replenishment in response to specific SKU requirements of each store. The Company also evaluates information obtained through daily reporting to implement merchandising decisions. On a daily basis the Company monitors sales and cost of goods sold by SKU, based on the average cost of actual SKUs sold and gross margin by store and department.

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

      The Company also uses radio and newspaper advertisements prior to extended holiday weekends. The Company advertises in the yellow pages and through billboards, which are primarily intended to call attention to, and give customers directions, to the stores. The Company's major vendors provide cooperative advertising funding to Garden Ridge.

PRODUCT SOURCING AND DISTRIBUTION

      The Company purchases all of its inventory through its central purchasing system. Management believes this strategy allows the Company to take advantage of volume purchase discounts and improve controls over inventory and product mix. The Company purchases its merchandise from over 800 suppliers, and no supplier represents over 3% of total purchases. In fiscal 1999, approximately 75% of the Company's merchandise was purchased from domestic suppliers (including distributors that import goods) and the remaining 25% was imported from foreign manufacturers or their agents, principally in the Far East (Hong Kong, China, Taiwan and Thailand).

      Garden Ridge purchases overseas products on a free-on-board (FOB) shipping point basis, meaning the Company takes possession of the goods when they are shipped by the manufacturer. The Company insures its overseas purchases at their retail value.

      Garden Ridge has the majority of its domestic products shipped directly to its stores, thereby reducing freight and handling charges. The Company leases and operates a 280,000 square foot warehouse in Dallas and also leases a 120,000 square foot warehouse in Dallas for bulk storage. In April 1999, Garden Ridge opened a 290,000 square foot distribution center in Statesville, North Carolina to distribute goods to its southeastern stores. The Company believes this will result in a more effective means of distributing its imported products.

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

ASSOCIATES

      As of April 16, 1999, Garden Ridge employed approximately 3,500 associates, consisting of approximately 2,500 full-time equivalent associates, of whom 85% were hourly sales associates. The majority of Garden Ridge's store personnel earn slightly above minimum wage. Based on the level of transactions experienced at different times of the day, week and year, store labor is planned so as to serve customers effectively during peak periods while minimizing overall labor costs. The Company's associates are not represented by any union, and management believes that labor relations are good. Due to the level of temporary help the Company employs, such as college students during summer and Christmas vacation, employee turnover is approximately 133% per annum for stores open more than one year.

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

      Management believes that department stores do not pose significant competition for the Company because, although they carry some housewares, candles, pictures and frames and other merchandise in common with Garden Ridge, their product offerings with such categories are limited in comparison to Garden Ridge, are generally at higher price points and are targeted to a more upscale consumer. While mass merchandisers carry several of Garden Ridge's product lines, they generally lack the breadth of selection to be specific destination locations for those merchandise categories. However, to the extent that mass merchandisers carry particular items in common with the Company, they provide price competition.

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

TRADEMARKS

      The Company owns the following federally registered servicemarks for its retail services: "Garden Ridge," "Garden Ridge Pottery World Imports" (with design), "Shopping Fun in the Giant Economy Size!" and "Do It Up Big!." The Company also owns a federal trademark registration for "Garden Ridge Pottery and World Imports," which is used on certain products sold at the Company's stores, and has filed a federal servicemark application for "The Home Decor Marketplace." The Company believes that certain of its marks are valuable and intends to defend and maintain such marks and the related registrations. However, in the event the Company ceases to use a particular mark, the Company may permit any registration as to such mark to lapse. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its marks in the United States.

ITEM 2.  PROPERTIES

      The Company currently operates 29 stores and has four stores scheduled to open in the following locations:

                                                                       APPROXIMATE          FISCAL
                                                                       SQUARE FEET           YEAR
   CITY                                     STORE NAME              OF SELLING SPACE        OPENED
  ------                                   ------------            ------------------     ----------
   CURRENT STORES:
         San Antonio, Texas                 Schertz                      207,000             1980
         Houston, Texas                     Katy                         179,000             1987
         Houston, Texas                     Airtex                       207,000             1987
         Houston, Texas                     Meadows                      129,000             1993
         Austin, Texas                      Round Rock                   125,000             1995
         Dallas/Ft. Worth, Texas            Plano                        125,000             1995
         Dallas/Ft. Worth, Texas            North Richland Hills         125,000             1995
         Louisville, Kentucky               Louisville                   125,000             1996
         Memphis, Tennessee                 Memphis                      125,000             1996
         Dallas/Ft. Worth, Texas            Mesquite                     125,000             1996
         Oklahoma City, Oklahoma            Oklahoma City                125,000             1996
         Charlotte, North Carolina          Pineville                    125,000             1997
         Jacksonville, Florida              Jacksonville                 125,000             1997
         Tulsa, Oklahoma                    Tulsa                        125,000             1997
         Houston, Texas                     Webster                      135,000             1997
         St. Louis, Missouri                St. Louis                    125,000             1997
         Greenville, South Carolina         Greenville                   125,000             1997
         Richmond, Virginia                 Richmond                     125,000             1997
         Atlanta, Georgia                   Kennesaw                     125,000             1998
         Atlanta, Georgia                   Norcross                     125,000             1998
         Dallas/Ft. Worth, Texas            Lewisville                   106,000             1998
         O'Fallon, Illinois                 O'Fallon                     125,000             1999
         Atlanta, Georgia                   Stockbridge                  125,000             1999
         Dallas/Ft. Worth, Texas            Hulen                        106,000             1999
         Nashville, Tennessee               Nashville                    106,000             1999
         Lexington, Kentucky                Lexington                    106,000             1999
         Columbus, Ohio                     Hilliard                     106,000             1999
         Greensboro, North Carolina         Greensboro                   106,000             2000
         Cincinnati, Ohio                   Eastgate                     106,000             2000

   STORES SCHEDULED TO OPEN:
         San Antonio, Texas                 Ingram                       106,000             (1)
         Austin, Texas                      Austin                       106,000             (1)
         Kansas City, Missouri              Independence                 106,000             (1)
         Atlanta, Georgia                   Douglasville                 96,000              (1)

------------------

(1) Scheduled to open in fiscal 2000.

      The Company's three original stores (the Schertz Store, Katy Store and Airtex Store) are larger than the Company's current megastore format. All stores opened subsequent to these three stores are in the megastore format with at least 100,000 square feet of selling space. The Company's corporate offices are located at the Katy Store.

      All of the Company's 29 existing stores are leased. The Company intends to lease stores or arrange with third parties to build-to-suit stores for lease by the Company. Certain leases provide for fixed minimum rentals and provide for contingent rental payments based on various specified percentages of sales above minimum levels. The leases carry varying terms expiring between 2004 and 2020, excluding options to extend. All stores and store sites are located adjacent to an interstate or other major highways.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings incidental to the conduct of its business. The Company currently is not engaged in any legal proceeding that is expected to have a material adverse effect on the Company's results of operations or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                   P A R T I I

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGE AND DIVIDEND POLICY

      The Common Stock of the Company is traded in the over-the-counter market and is quoted on the Nasdaq National Market System under the symbol "GRDG." The following table sets forth on a per share basis, for the periods indicated, the high and low sale prices of the Common Stock as reported by the Nasdaq National Market System. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                                       PRICE RANGE
                                                -------------------------
                                                  HIGH             LOW
                                                ---------       ---------
Year Ended January 25, 1998
       First Quarter ......................      9 15/16          6 1/4
       Second Quarter .....................      14 3/4           7 3/4
       Third Quarter ......................      15 7/8           11 3/4
       Fourth Quarter .....................      161/2            13 1/8
Year Ended January 31, 1999
     First Quarter ........................      21 13/16         14 13/16
     Second Quarter .......................      22 1/2           13 3/4
     Third Quarter ........................      14 5/8           4 7/8
     Fourth Quarter .......................      9 1/16           6 13/32


     On April 16, 1999, the last sale price of the Common Stock as reported on the Nasdaq National Market System was $6.50 per share. As of April 16, 1999, there were approximately 200 holders of record of Common Stock and approximately 5000 beneficial holders.

      The Company has never paid cash dividends on its Common Stock, and the Company does not intend to pay cash dividends at any time in the foreseeable future. The Company expects that earnings will be retained for the continued growth and development of the Company's business. Future dividends, if any, will depend upon the Company's earnings, financial condition, cash requirements, compliance with covenants in agreements to which the Company is or may be subject, future prospects and other factors deemed relevant by the Company's Board of Directors. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

      The following table sets forth consolidated financial data of Garden Ridge Corporation and subsidiaries as of and for the fiscal years ended January 29, 1995, January 28, 1996, January 26, 1997, January 25, 1998 and January 31, 1999
derived from the financial statements audited by Arthur Andersen LLP.


                                                                      FISCAL YEAR ENDED JANUARY
                                                   -------------------------------------------------------------
                                                     1995          1996         1997        1998         1999
                                                   ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
Sales ..........................................   $ 100,002    $ 148,087    $ 225,315    $ 304,732    $ 364,742
Cost of Sales ..................................      61,938       92,328      144,054      195,290      232,441
                                                   ---------    ---------    ---------    ---------    ---------

        Gross profit ...........................      38,064       55,759       81,261      109,442      132,301
Operating expenses:
        Store operating ........................      24,146       37,318       60,320       80,912      100,282
        General and administrative .............       4,287        5,157        6,672       10,280       14,451

        Amortization of intangibles and deferred
             charges ...........................         621          612          717          735          599
        Preopening costs .......................       1,017        1,395        2,368        1,122        2,219
                                                   ---------    ---------    ---------    ---------    ---------

Total operating expenses .......................      30,071       44,482       70,077       93,049      117,551
        Income from operations .................       7,993       11,277       11,184       16,393       14,750

Interest expense ...............................      (1,859)        (744)         (67)         (59)         (44)
Interest income ................................         459          735        1,538        1,478        1,694
                                                   ---------     --------    ---------    ---------    ---------

        Income before income taxes .............       6,593       11,268       12,655       17,812       16,400

Income taxes ...................................       2,441        4,390        4,619        6,379        5,904
                                                   ---------     --------    ---------    ---------    ---------

        Net income .............................       4,152        6,878        8,036       11,433       10,496

Preferred stock dividends ......................        (562)        (153)        --           --           --
                                                   ---------    ---------    ---------    ---------    ---------

        Net income available to common
             stockholders ......................   $   3,590    $   6,725    $   8,036    $  11,433    $  10,496
                                                   =========    =========    =========    =========    =========


                                                                               FISCAL YEAR ENDED JANUARY
                                                               -------------------------------------------------------------
                                                                 1995         1996        1997         1998         1999
                                                               --------    ---------    ---------    ---------    ----------
PER SHARE DATA:
Selected income per common and common equivalent share:
     Net income .........................................      $  0.41      $  0.47      $  0.45      $  0.62      $  0.57
     Net income available to common stockholders, basic .      $  0.40      $  0.51      $  0.47      $  0.64      $  0.58
     Net income available to common stockholders, diluted      $  0.36      $  0.46      $  0.45      $  0.62      $  0.57
Weighted average number of common shares and
      equivalents outstanding, basic ....................        8,978       13,083       17,158       17,904       18,063
Weighted average number of common shares and
      equivalents outstanding (1), diluted ..............       10,096       14,515       17,925       18,473       18,565


                                        JANUARY 29,    JANUARY 28,    JANUARY 26,    JANUARY 25,   JANUARY 31,
                                           1995           1996           1997           1998          1999
                                       -------------  -------------  -------------  ------------  -------------
BALANCE SHEET DATA:
Working capital ..................       $ 12,168       $ 23,076       $ 63,277       $ 77,527       $ 79,481
Total assets .....................         43,992         73,326        137,382        160,212        170,524
Long-term debt obligations .......         16,730            300            200            100           --
Redeemable 8% cumulative preferred
     stock .......................          7,345           --             --             --             --
Common stockholders' equity ......          7,922         55,531        113,763        125,953        137,197


-------------

   (1) Computed based on the weighted average number of shares of Common Stock and common stock equivalents, which consist of warrants and options outstanding during the period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated income statement data expressed as a percentage of sales.

                                                                   FISCAL YEAR ENDED JANUARY
                                                                  ----------------------------
                                                                   1997       1998      1999
                                                                  ------    -------    -------
Sales ........................................................    100.0%     100.0%     100.0%
Cost of sales ................................................     63.9       64.0       63.7
                                                                  -----      -----      -----
              Gross profit ...................................     36.1       36.0       36.3
Operating expenses:
               Store operating ...............................     26.8       26.6       27.5
              General and administrative .....................      3.0        3.4        4.0
              Amortization of intangibles and deferred charges      0.3        0.2        0.2
              Preopening costs ...............................      1.0        0.4        0.6
                                                                  -----      -----      -----
                          Income from operations .............      5.0        5.4        4.0
Interest income ..............................................      0.6        0.5        0.5
Income taxes .................................................     (2.0)      (2.1)      (1.6)
                                                                  =====      =====      =====
                                       Net income ............      3.6%       3.8%       2.9%
                                                                  =====      =====      =====

              FISCAL 1999 COMPARED TO FISCAL 1998

      Sales in fiscal 1999 increased $60.0 million, or 19.7%, to $364.7 million from $304.7 million in fiscal 1998. This increase was attributable to (i) the opening of six new stores (which contributed $40.5 million in incremental sales), (ii) the inclusion of a full year of sales for the three stores opened in fiscal 1998, and (iii) a comparable store sales increase of 2.2%.

      Gross profit as a percentage of sales increased to 36.3% in fiscal 1999 as compared to 36.0% in fiscal 1998, as a result of higher product margins.

      Store operating expenses increased $19.4 million, or 23.9%, in fiscal 1999 to $100.3 million from $80.9 million in fiscal 1998. Store operating expenses as a percentage of sales was 27.5% for fiscal 1999 and 26.6% for fiscal 1998. The increased store operating expenses were caused primarily by the addition of six new stores and the inclusion of a full year of operating expenses for the three stores opened in fiscal 1998.

      General and administrative expenses increased $4.2 million, or 40.6%, in fiscal 1999 to $14.5 million from $10.3 million in fiscal 1998. This increase was primarily a result of increased corporate payroll expense reflecting personnel additions to support the Company's expansion program. General and administrative expenses as a percentage of sales increased to 4.0% of sales in fiscal 1999 from 3.4% in fiscal 1998.

      Amortization of intangible assets in fiscal 1999 (see Note 3 of the Notes to Consolidated Financial Statements) decreased to $599,000, from $735,000 in fiscal 1998 primarily as a result of fully amortized deferred loan costs.

      Preopening costs of $2.2 million in fiscal 1999 consisted of all labor, operating and advertising charges incurred prior to the opening of the six new stores in fiscal 1999. The Company opened three new stores in fiscal 1998. The Company's policy is to expense all preopening costs in the month a store commences operations.

      Income from operations decreased 10.0% to $14.8 million, or 4.0% of sales, as compared to 5.4% of sales in fiscal 1998.

      Interest income in fiscal 1999 was $1.7 million, or 0.5% of sales as compared to $1.5 million, or 0.5% of sales in fiscal 1998.

      Income taxes in fiscal 1999 were $5.9 million, representing an effective tax rate of 36.0%, as compared to $6.4 million, or an effective tax rate of 35.8% in fiscal 1998.

      Net income in fiscal 1999 was $10.5 million, or 2.9% of sales, as compared to $11.4 million, or 3.8% of sales, in fiscal 1998.


      FISCAL 1998 COMPARED TO FISCAL 1997

      Sales in fiscal 1998 increased $79.4 million, or 35.2%, to $304.7 million from $225.3 million in fiscal 1997. This increase was attributable to (i) the opening of three new stores (which contributed $31.2 million in incremental sales), (ii) the inclusion of a full year of sales for the seven stores opened in fiscal 1997, and (iii) a comparable store sales increase of 10.0%.

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

      Preopening costs of $1.1 million in fiscal 1998 consisted of all labor, operating and advertising charges incurred prior to the opening of the three new stores in fiscal 1998. The Company opened seven new stores in fiscal 1997.

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


LIQUIDITY AND CAPITAL RESOURCES

      Garden Ridge's primary sources of working capital are cash flows from operations and borrowings under its Line of Credit. The Company had working capital of $63.3 million, $77.5 million and $79.5 million at the end of fiscal 1997, 1998 and 1999, respectively. The principal uses of working capital are to purchase inventory and finance the expansion of the Company's operations.

      The Company currently has a $15 million unsecured Line of Credit with Bank of America (formerly NationsBank, N.A.). The Company has no outstanding borrowings under the credit agreement, which expires June 30, 2000.

      Garden Ridge's primary capital requirements are for the opening of new stores. The Company estimates the total cash required to open a leased store, including store fixtures, equipment, inventory and preopening expenses, to be approximately $3.0 million, including approximately $1.5 million in initial inventory (net of approximately $500,000 of vendor financing). An additional $6.0 million to $9.0 million (depending on real estate costs) would be required for the Company to construct a store. Management believes it will be able to lease stores or arrange with third parties to build-to-suit stores for lease by the Company, although there can be no assurance that it will be able to do so.

      The Company anticipates opening six additional stores by fiscal year end 2000. The Company continually reassesses its expansion plan and has not yet established any expansion plans for fiscal 2001. The Company has adequate capital to open at least six additional stores if such an expansion decision is made. The Company estimates the total cash required to open the six additional stores in fiscal 2000 will be approximately $18.0 million. The Company believes cash generated from operations, availability under its Line of Credit, traditional funding sources and financing provided by the Company's vendors will be adequate to fund its anticipated capital requirements for expansion through at least the end of fiscal 2001.


YEAR 2000

      The Company is currently assessing the impact of "Year 2000" related issues on its operational and financial computer systems, and intends to complete its assessment and testing phases by July 1999. In connection with a management information systems upgrade that the Company has undertaken over the last several years, the Company has recently installed new computer systems that are Year 2000 compliant and will accelerate approximately $2 million in capital costs in fiscal year 2000 to replace or upgrade certain management information systems that are not Year 2000 compliant.

      The amount charged to expense in fiscal 1999, as well as the amounts expected to be charged to expense related to Year 2000 testing and modifications in fiscal 2000, have not been and are not expected to be material to the Company's financial position, results of operations or cash flow.

      In evaluating the risks to the Company, the most serious risk would be interruption in the ability to communicate and interface with suppliers. Management is in the process of surveying the Company's suppliers and believes that in most cases suppliers will be in compliance or have plans to be compliant. The Company believes that in an emergency it could revert to the use of manual systems that do not rely on computers and could perform the minimum functions required to provide information reporting to maintain satisfactory control of business. Should the Company have to utilize manual systems, it is uncertain that it could maintain the same level of operations, and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance of this situation and will develop such contingency plans as required by the changing environment.


OTHER MATTERS

      The Company experiences seasonal fluctuations in its business. The highest sales period for the Company is generally the fourth fiscal quarter. This period, which includes the Christmas selling season, accounted for approximately 34%, 35% and 35% of the Company's sales for stores open the entire fiscal year, and approximately 80%, 84% and 100% of the Company's income from operations (including income from stores not open for the entire fiscal year) in fiscal 1997, 1998 and 1999, respectively. The Company also experiences lower gross margins in January due to clearance sales.

      Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.


STOCK REPURCHASE

      Subsequent to fiscal year end, the Company's board of directors authorized the repurchase of up to one million shares of the Company's common stock on the open market through January 31, 2000. During March 1999, the company repurchased one million shares at a cost of approximately $5.67 million. These shares will be held in treasury for future use.


ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company could be exposed to market risk from changes in interest rates. The Company continually monitors exposure to market risk and, when appropriate, develops strategies to manage this risk. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates. Currently, the Company's interest rate risk, if any, relates to its line of credit, under which no amounts are outstanding.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Filed herein as pages 18 through 31.


ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

                                 P A R T  I I I

      In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Registrant will file with the Securities and Exchange Commission, not later than 120 days after January 31, 1999, a definitive proxy statement pursuant to Regulation 14A involving the election of directors. Reference is made to the sections of such proxy statement entitled "Common Stock Outstanding and Principal Holders Thereof," "Proposal No. 1 -- Election of Directors" and "Certain Transactions," which sections of such proxy statement are incorporated herein.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1)  FINANCIAL STATEMENTS:
                                                                     PAGE NO.
                                                                     IN THE
                                                                    FINANCIAL
                                                                    STATEMENTS
                                                                  --------------

Report of Independent Public Accountants ...........................   17
Consolidated Balance Sheets as of January 25, 1998 and
    January 31, 1999 ...............................................   18
Consolidated Statements of Operations for the Fifty-Two
    Week Periods Ended January 26, 1997 and January 25, 1998
    and for the Fifty-Three Week Period Ended January 31, 1999 .....   19
Consolidated Statements of Stockholders' Equity for the
    Fifty-Two Week Periods Ended January 26, 1997 and
    January 25, 1998 and for the Fifty-Three Week Period
    Ended January 31, 1999 .........................................   20
Consolidated Statements of Cash Flows for the Fifty-Two
    Week Periods Ended January 26, 1997 and January 25, 1998
    and for the Fifty-Three Week Period Ended January 31, 1999 .....   21
Notes to Consolidated Financial Statements ......................... 22 - 31


     (2) FINANCIAL STATEMENT SCHEDULE:
         None.


     (3) EXHIBITS

    EXHIBIT
    NUMBER                         IDENTIFICATION OF EXHIBITS
   ---------                      ----------------------------
    *3.1    --   Restated Certificate of Incorporation effective May 16, 1995
                 (filed as Exhibit 3.5 to the Registration Statement on Form S-1
                 (No. 33-90748) (the "1995 Form S-1"), and incorporated herein by reference)

    *3.2    --   Bylaws (filed as Exhibit 3.4 to the 1995 Form S-1, and
                 incorporated herein by reference)

    *3.3    --   Form of Amendment No. 1 to the Bylaws effective May 16, 1995
                 (filed as Exhibit 3.6 to the 1995 Form S-1, and incorporated herein by reference)

    *4.1    --   Specimen Common Stock Certificate (filed as Exhibit 4.1 to the 1995 Form S-1, and incorporated herein by reference)

   *10.1    --   Amended and Restated 1992 Stock Option Plan (filed as
                 Exhibit 10.1 to the 1995 Form S-1, and incorporated herein by reference)

    10.2    --   Amended and Restated 1994 Stock Option Plan

       Exhibit
       NUMBER                       IDENTIFICATION OF EXHIBITS

   *10.3    --   Second Amended and Restated Credit Agreement dated October 26,
                 1995 between NationsBank of Texas, N.A. and the Company (filed as Exhibit 10.3 to the Form 10-K for the fiscal year ended
                 January 28, 1996, and incorporated herein by reference)

   *10.4    --   Amendment No. 1 dated as of November 15, 1996, between
                 NationsBank of Texas, N.A. and the Company (filed as Exhibit
                 10.4 to the Form 10-K for the fiscal year ended January 26, 1997, and incorporated herein by reference)

    10.5    --   Amendment No. 2 dated as of June 4, 1998 between NationsBank of Texas, N.A. and the Company

    10.6    --   Amended and Restated 1996 Non-Employee Director Stock Option
                 Plan

   *10.7    --   Demand Registration Rights Agreement dated May 16, 1995 by and among the Company and the parties named therein (filed as Exhibit 10.24 to the 1995 Form S-1, and incorporated herein by reference)

   *10.8    --   Advisory Agreement dated July 16, 1996 between the Company and
                 Three Cities Research, Inc. (filed as Exhibit 10.9 to Form 10-K for the fiscal year ended January 26, 1997, and incorporated herein by reference)

    21.1    --   Subsidiaries of the Company

    23.1    --   Consent of Arthur Andersen LLP

    27.1    --   Financial Data Schedule

---------------------
*  Incorporated by reference

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


Date:   May 3, 1999



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                          TITLE                   DATE
      -------------                       -------                 ------
    /s/ ARMAND SHAPIRO           Chairman of the Board and    May 3, 1999
----------------------------      Chief Executive Officer
      ARMAND SHAPIRO           (Principal Executive Officer)


  /s/ JANE L. ARBUTHNOT         Chief Financial Officer and   May 3, 1999
----------------------------        Secretary (Principal
    JANE L. ARBUTHNOT                 Financial and
                                    Accounting Officer)


    /s/ TERRY S. BOYCE                    Director            May 3, 1999
----------------------------
      TERRY S. BOYCE

    /s/ ALYSON HENNING                    Director            May 3, 1999
----------------------------
      ALYSON HENNING

     /s/ IRA NEIMARK                      Director            May 3, 1999
----------------------------
       IRA NEIMARK

    /s/ SAM J. SUSSER                     Director            May 3 ,1999
----------------------------
      SAM J. SUSSER

   /s/ BARBARA S. TAPP                    Director            May 3, 1999
----------------------------
     BARBARA S. TAPP

  /s/ H. WHITNEY WAGNER                   Director            May 3, 1999
----------------------------
    H. WHITNEY WAGNER

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE
                                                                         ------
Report of Independent Public Accountants ..............................    17

Consolidated Balance Sheets as of January 25, 1998
    and January 31, 1999 ..............................................    18

Consolidated Statements of Operations for the Fifty-Two Week
    Periods Ended January 26, 1997 and January 25, 1998 and
    for the Fifty-Three Week Period Ended January 31, 1999 ............    19

Consolidated Statements of Stockholders' Equity for the Fifty-Two
    Week Periods Ended January 26, 1997 and January 25, 1998 and
    for the Fifty-Three Week Period Ended January 31, 1999 ............    20

Consolidated Statements of Cash Flows for the Fifty-Two Week
    Periods Ended January 26, 1997 and January 25, 1998 and
    for the Fifty-Three Week Period Ended January 31, 1999 ............    21

Notes to Consolidated Financial Statements ............................  22 - 31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Garden Ridge Corporation:

We have audited the accompanying consolidated balance sheets of Garden Ridge Corporation, a Delaware corporation, and subsidiaries (the Company) as of January 25, 1998 and January 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two week periods ended January 26, 1997 and January 25, 1998, and the fifty-three week period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 25, 1998 and January 31, 1999, and the results of their operations and their cash flows for the fifty-two week periods ended January 26, 1997 and January 25, 1998, and the fifty-three week period ended January 31, 1999, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Houston, Texas
March 12, 1999

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   ( DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JANUARY 25,      JANUARY 31,
                                                                 1998             1999
                                                             ------------     -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ............................   $  44,586         $  35,882
     Marketable securities ................................       3,150              --
     Accounts receivable ..................................       1,785             2,783
     Inventories ..........................................      57,773            68,009
     Deferred income taxes ................................       1,225             1,329
     Prepaid expenses .....................................       2,492             3,756
     Deposits .............................................          80                72
                                                              ---------         ---------
          Total current assets ............................     111,091           111,831
PROPERTY AND EQUIPMENT, at cost:
     Leasehold improvements ...............................      18,830            23,770
     Furniture and fixtures ...............................      13,832            18,760
     Equipment ............................................      24,982            34,731
                                                              ---------         ---------
           Total property and equipment ...................      57,644            77,261
     Less - Accumulated depreciation and amortization .....     (17,977)          (27,423)
                                                              ---------         ---------
           Net property and equipment .....................      39,667            49,838
OTHER ASSETS:
     Intangible assets, net ...............................       9,454             8,855
                                                              =========         =========
           Total assets ...................................   $ 160,212         $ 170,524
                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable .....................................   $  17,448         $  18,731
     Accrued liabilities ..................................       8,529             7,149
     Federal income taxes payable .........................       7,587             6,470
                                                              ---------         ---------
           Total current liabilities ......................      33,564            32,350
LONG-TERM DEBT, net .......................................         100              --
DEFERRED INCOME TAXES .....................................         595               977
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 40,000,000 shares
          authorized, 18,314,116 and 18,341,950 shares
          issued, and 17,991,890 and 18,159,508 shares
          outstanding in fiscal 1998 and 1999, respectively         183               183
     Paid-in capital ......................................      93,293            94,026
     Retained earnings ....................................      32,512            43,008
     Less - Treasury stock, 322,226 and 182,442 shares at
          cost in fiscal 1998 and 1999, respectively ......         (35)              (20)
                                                              ---------         ---------
            Total stockholders' equity ....................     125,953           137,197
                                                              =========         =========
            Total liabilities and stockholders' equity ....   $ 160,212         $ 170,524
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

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       FIFTY-THREE WEEK
                                                          FIFTY-TWO WEEK PERIODS         WEEK PERIOD
                                                                 ENDED                      ENDED
                                                       ----------------------------   ------------------
                                                        JANUARY 26,     JANUARY 25,       JANUARY 31,
                                                           1997            1998              1999
                                                       ------------    ------------       ------------
SALES ..............................................   $    225,315    $    304,732       $    364,742
COST OF SALES ......................................        144,054         195,290            232,441
                                                       ------------    ------------       ------------
      Gross profit .................................         81,261         109,442            132,301
OPERATING EXPENSES:
    Store operating ................................         60,320          80,912            100,282

    General and administrative .....................          6,672          10,280             14,451
    Amortization of intangibles and deferred charges            717             735                599
    Preopening costs ...............................          2,368           1,122              2,219
                                                       ------------    ------------       ------------
       Total operating expenses ....................         70,077          93,049            117,551
                                                       ------------    ------------       ------------
       Income from operations ......................         11,184          16,393             14,750
INTEREST EXPENSE ...................................            (67)            (59)               (44)
INTEREST INCOME ....................................          1,538           1,478              1,694
                                                       ------------    ------------       ------------
       Income before income taxes ..................         12,655          17,812             16,400
INCOME TAXES .......................................          4,619           6,379              5,904
                                                       ============    ============       ============
       Net income ..................................   $      8,036    $     11,433       $     10,496
                                                       ============    ============       ============

INCOME  PER COMMON AND COMMON
    EQUIVALENT SHARE:
        Net income, basic ..........................   $        .47    $        .64       $        .58
                                                       ============    ============       ============
        Net income, diluted ........................   $        .45    $        .62       $        .57
                                                       ============    ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
      BASIC ........................................     17,157,742      17,904,447         18,062,727
                                                       ============    ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING,
      DILUTED ......................................     17,924,980      18,472,759         18,564,776
                                                       ============    ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        COMMON STOCK
                                                                      ($.01 PAR VALUE)
                                                                    --------------------   PAID-IN    RETAINED     TREASURY
                                                                    SHARES       AMOUNT    CAPITAL    EARNINGS       STOCK
                                                                   --------     --------  ---------   ---------    ---------
BALANCE AT JANUARY 28, 1996 ...................................      15,805     $   158     $42,410     $13,043     $   (80)
     Secondary public offering, net of $3,019 of offering costs       2,000          20      48,721        --          --
     Exercise of warrants .....................................         382           4       1,346        --          --
     Exercise of employee options .............................        --          --            65        --            40
     Net income ...............................................        --          --          --         8,036        --
                                                                    -------     -------     -------     -------     -------

BALANCE AT JANUARY 26, 1997 ...................................      18,187         182      92,542      21,079         (40)
     Exercise of warrants .....................................         112           1         477        --          --
     Exercise of employee options .............................        --          --           108        --             5
     Employee stock purchase plan .............................          15        --           166        --          --
     Net income ...............................................        --          --          --        11,433        --
                                                                    -------     -------     -------     -------     -------

BALANCE AT JANUARY 25, 1998 ...................................      18,314         183      93,293      32,512         (35)
     Exercise of employee options .............................        --          --           440        --            15
     Employee stock purchase plan .............................          28        --           293        --          --
     Net income ...............................................        --          --          --        10,496        --
                                                                    -------     -------     -------     -------     -------

BALANCE AT JANUARY 31, 1999 ...................................      18,342     $   183     $94,026     $43,008     $   (20)
                                                                    =======     =======     =======     =======     =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                         FIFTY-THREE
                                                                            FIFTY-TWO WEEK PERIODS       WEEK PERIOD
                                                                                    ENDED                   ENDED
                                                                          --------------------------   -----------------
                                                                          JANUARY 26,   JANUARY 25,        JANUARY 31,
                                                                              1997         1998              1999
                                                                          -----------   ------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ......................................................     $  8,036      $ 11,433          $ 10,496
                                                                           --------      --------          --------
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities --
           Depreciation and amortization of property and equipment ...        4,797         6,629             9,446
           Amortization of intangibles and deferred charges ..........          717           735               599
           Deferred income tax (benefit) provision ...................          268          (187)              278
        (Increase) decrease in assets -
            Marketable securities ....................................       (5,168)        2,018             3,150
            Accounts receivable ......................................         (819)          (60)             (998)
            Notes receivable .........................................        2,582          --                --
                                                                            (15,767)      (14,156)          (10,236)
Inventories
            Prepaid expenses .........................................       (1,836)          458            (1,264)
            Deposits and other .......................................         (263)          321                 8
            Intangibles assets, net ..................................          (15)         --                --
        Increase (decrease) in liabilities -
           Accounts payable ..........................................        4,448         2,437             1,283
           Accrued liabilities .......................................          822         4,152            (1,380)
           Federal income taxes payable ..............................          617         3,593            (1,117)
                                                                           --------      --------          --------
                   Total adjustments .................................       (9,617)        5,940              (231)
                                                                           --------      --------          --------
                   Net cash provided by (used in) operating activities       (1,581)       17,373            10,265
                                                                           --------      --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ............................................      (18,067)      (11,673)          (19,848)
     Sale (purchase) of land held for sale/leaseback .................       (5,498)        5,735               231
                                                                           --------      --------          --------
           Net cash used in investing activities .....................      (23,565)       (5,938)          (19,617)
                                                                           --------      --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable .......................................         (100)         (100)             (100)
     Sale of common stock, net of offering costs .....................       48,741          --                --
     Common stock reissued from treasury .............................           40             5                15
     Proceeds from exercise of stock options and warrants ............        1,415           752               733
                                                                           --------      --------          --------
           Net cash provided by financing activities .................       50,096           657               648
                                                                           --------      --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................       24,950        12,092            (8,704)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................        7,544        32,494            44,586
                                                                           --------      --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................     $ 32,494      $ 44,586          $ 35,882
                                                                           ========      ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for --
Interest .............................................................     $     67      $     59          $     44
          Income taxes ...............................................        3,010         2,775             6,400


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS AND CONSOLIDATION:

      The consolidated financial statements include the accounts of Garden Ridge Corporation (a Delaware corporation) and its wholly owned subsidiaries (collectively, the Company or Garden Ridge). Significant intercompany accounts and transactions are eliminated in consolidation.

      The Company operates 27 retail megastores in twelve states, primarily in Texas and the southeastern United States, which sell a broad assortment of decorative home accessories, seasonal products and crafts.

      The Company's business is seasonal, with its highest sales levels occurring in its fourth fiscal quarter. This period, which includes the Christmas selling season, accounted for approximately 34 percent, 35 percent and 35 percent of the Company's sales for stores open the entire fiscal year, and approximately 80 percent, 84 percent and 100 percent of the Company's income from operations (including income from stores not open for the entire fiscal year) in fiscal 1997, 1998 and 1999, respectively. A significant adverse trend in sales for the fourth fiscal quarter would have a material adverse effect on the Company's results of operations for the full year.


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


RECLASSIFICATION

      Certain reclassifications have been made to the fiscal 1997 and 1998 financial statements to conform with the fiscal 1999 presentation.


CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.


MARKETABLE SECURITIES

      The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All of the Company's marketable securities are classified as held to maturity securities. At January 25, 1998, the carrying value approximated fair value. There were no marketable securities at January 31, 1999.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

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


INTANGIBLE ASSETS

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


PREOPENING COSTS

      The Company capitalizes certain direct costs incurred in conjunction with site selection for future store locations and with the commencement of each store's operations. Amounts capitalized are expensed in the month the store commences operations. As of January 25, 1998 and January 31, 1999 there were no such preopening costs that were required to be expensed. Included in prepaid expenses in the accompanying consolidated balance sheets as of January 25, 1998 and January 31, 1999, were $1,400,000 and $2,772,000, respectively, related to capitalizable costs incurred in conjunction with the opening of new stores, most of which will be recorded to property and equipment when the stores are completed.

      The American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 (SOP 98-5), "Reporting on Costs of Start-Up Activities" in April 1998. The SOP 98-5 is effective for fiscal years beginning after December 15, 1998 and requires that costs related to start-up activities be expensed as incurred. The Company intends to adopt the provisions of SOP 98-5 in its financial statements for the first quarter of fiscal 2000.


ADVERTISING

      Advertising costs are expensed as incurred and were $10,452,000, $13,867,000 and $17,552,000 for fiscal 1997, 1998 and 1999, respectively.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

STOCK SPLIT

      On June 28, 1996, the Company's board of directors approved a 2-for-1 stock split. The impact of the stock split has been reflected in the accompanying consolidated financial statements and notes thereto.


3.  INTANGIBLES ASSETS:

      Intangible assets consists of the following (in thousands):


                                                   JANUARY 25,    JANUARY 31,
                                                      1998            1999
                                                   -----------    -----------
Cost in excess of net assets acquired .........     $ 11,708        $ 11,708
Noncompetition agreement ......................          500             500
                                                    --------        --------
                                                      12,208          12,208
Less - Accumulated amortization ...............       (2,754)         (3,353)
                                                    ========        ========
                                                    $  9,454        $  8,855
                                                    ========        ========

      The Company entered into an asset purchase agreement in December 1995 whereby the Company paid $2.3 million to acquire store fixtures, equipment and goodwill associated with a store in Houston, Texas and entered into a noncompetition agreement with the seller for $500,000. As of January 25, 1998 and January 31, 1999, the noncompetition agreement has an outstanding liability of $200,000 and $100,000, respectively, which is to be paid in annual increments of $100,000.


4.  DEBT:

      The Company has a line-of-credit agreement, as amended (Line of Credit), which provides for a commitment not to exceed the greater of $15.0 million or the Company's borrowing base, as defined, reduced by the aggregate amount of outstanding letters of credit and bears interest at the prime rate or, at the Company's option, LIBOR plus either 1.75 percent or 2.25 percent depending upon certain financial conditions. The Line of Credit extends through June 30, 2000. The Company is required to pay an annual commitment fee of 0.25 percent per annum on the unused portion of the Line of Credit. During fiscal 1998 and 1999, the Company made no borrowings under the Line of Credit and at January 31, 1999, there was approximately $15.0 million of available borrowings.

      Restrictions under the Line of Credit include, among other things, limits on capital expenditures, annual store openings, incurrence of additional indebtedness and mergers or consolidations and certain financial covenants.


5.  FEDERAL INCOME TAXES:

INCOME TAXES

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This standard provides the method for determining the appropriate asset and liability for deferred taxes, which are computed by applying applicable tax rates to temporary (timing) differences. Therefore, expenses recorded for financial statement purposes before they are deducted for tax purposes create temporary differences, which give rise to deferred tax assets. Expenses deductible for tax purposes before they are recognized in the financial statements create temporary differences which give rise to deferred tax liabilities.

      The Company and its subsidiaries file a consolidated tax return. Deferred income taxes are provided in recognition of timing differences in reporting certain transactions for financial reporting and income tax reporting purposes.

                        GARDEN RIDGE CORPORATION AND SUBSIDIARIES

      The provision (benefit) for income taxes is as follows (in thousands):


                                                                 FIFTY-THREE
                                        FIFTY-TWO WEEK           WEEK PERIOD
                                        PERIODS ENDED               ENDED
                                ---------------------------     -------------
                                JANUARY 26,       JANUARY 25,     JANUARY 31,
                                    1997             1998           1999
                                ----------        -----------     ----------
Current .................        $ 4,351           $ 6,566          $ 5,626
Deferred ................            268              (187)             278
                                 =======           =======          =======
                                 $ 4,619           $ 6,379          $ 5,904
                                 =======           =======          =======


      The primary reasons for the difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements are as follows:

                                                               FIFTY-THREE
                                         FIFTY-TWO WEEK        WEEK PERIOD
                                         PERIODS ENDED           ENDED
                                    ------------------------  -------------
                                    JANUARY 26,  JANUARY 25,    JANUARY 31,
                                       1997         1998          1999
                                    -----------  -----------  -------------
Statutory federal rate ............     35%         35%            35%
State taxes and expenses not
  deductible for tax purposes .....      2           1              1
                                     =====       =====          =====
                                        37%         36%            36%
                                     =====       =====          =====


      The significant components of the deferred tax assets and liabilities are as follows (in thousands):

                                                       JANUARY 25,  JANUARY 31,
                                                          1998         1999
                                                       ----------   -----------
Deferred tax assets -
        Inventory ...................................     $1,030      $1,264
        Deferred rent ...............................        451         632
        Accruals ....................................        556         422
        Other .......................................         60          42
                                                          ------      ------
                 Total deferred tax assets ..........      2,097       2,360
Deferred tax liabilities -
        Depreciation ................................        873       1,418
        Prepaid expenses ............................        361         344
        Other .......................................        233         246
                                                          ------      ------
                 Total deferred tax liabilities .....      1,467       2,008
                                                          ------      ------
Net deferred tax assets .............................     $  630      $  352
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

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

6.  STOCKHOLDERS' EQUITY:

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

      Although there are no shares of preferred stock outstanding and the Company has no present plans to issue any shares of preferred stock, the Amended and Restated Certificate of Incorporation authorizes the Board, without further action of the stockholders of the Company, to issue up to 2,500,000 shares of preferred stock at $.01 par value.


7. EARNINGS PER SHARE

      The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options are considered common stock equivalents.

       The following table summarizes the basic EPS and diluted EPS computations for fiscal 1997, 1998 and 1999: (In thousands, except per share data).

                                                         JANUARY 26,     JANUARY 25,      JANUARY 31,
                                                            1997             1998            1999
                                                        ------------    ------------     ------------
Basic earnings per share:
     Net income ......................................    $ 8,036          $11,433          $10,496
                                                          -------          -------          -------

     Weighted average number of common shares ........     17,158           17,904           18,063
                                                          =======          =======          =======
     Basic earnings per share ........................    $  0.47          $  0.64          $  0.58
                                                          =======          =======          =======

Diluted earnings per share:
     Net income ......................................    $ 8,036          $11,433          $10,496
                                                          -------          -------          -------

     Weighted average number of common shares ........     17,158           17,904           18,063
     Stock options and other .........................        767              569              502
                                                          -------          -------          -------
     Adjusted weighted average number of common shares     17,925           18,473           18,565
                                                          -------          -------          -------

Diluted earnings per share ...........................    $  0.45          $  0.62          $  0.57
                                                          =======          =======          =======


      Options to purchase 15,434, 35,847 and 51,551 shares of common stock were outstanding during fiscal 1997, 1998 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

8.  STOCK OPTIONS AND WARRANTS:

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company has accounted for its stock options under the fair value method as provided therein. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options issued in fiscal 1997, 1998 and 1999, respectively: risk-free interest rate of 6.6 percent, 6.5 percent and 5.7 percent; expected lives of eight years, seven years and ten years; expected volatility of 43 percent, 27 percent and 28 percent; and no expected dividends.

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


                                  NET INCOME (IN THOUSANDS)  EARNINGS PER SHARE
                                  -------------------------  ------------------
January 26, 1997
     As reported ................          $ 8,036                $   0.45
     Pro Forma ..................          $ 7,763                $   0.43
January 25, 1998
     As reported ................          $11,433                $   0.62
     Pro Forma ..................          $11,131                $   0.60
January 31, 1999
     As reported ................          $10,496                $   0.57
     Pro Forma ..................          $10,235                $   0.55


      In August 1992, the Company adopted the 1992 Stock Option Plan, as amended (the 1992 Plan), which expired upon the public offering of the Company's common stock in May 1995. The 1992 Plan permitted the Company to grant incentive and nonqualified stock options to purchase 1,130,822 shares of the Company's common stock to key executives and employees. The exercise price of incentive stock options is not less than the fair value of the shares at the date of grant, and the exercise price of nonqualified stock options is determined by the compensation committee of the Company's board of directors, subject to certain restrictions. Options presently outstanding are fully vested at January 31, 1999, and expire 10 years from the date of grant.

      A summary of stock option activity under the 1992 Plan follows:



                                             OPTIONS        WEIGHTED AVERAGE
                                           OUTSTANDING       EXERCISE PRICE
                                          -------------    ------------------
Balance at January 28, 1996 ...........      923,128           $   0.99
        Exercised .....................     (336,962)          $   0.16
        Canceled ......................       (3,974)          $   2.84
                                            --------

Balance at January 26, 1997 ...........      582,192           $   1.48
        Exercised .....................      (32,776)          $   3.16
        Canceled ......................         (976)          $   2.22
                                            --------

Balance at January 25, 1998 ...........      548,440           $   1.37
        Exercised .....................      (82,150)          $   3.11
                                            --------

Balance at January 31, 1999 ...........      466,290           $   1.07
                                            ========



      At January 31, 1999, there were no shares reserved for future stock option grants under the 1992 Plan and options to acquire 466,290 shares were exercisable under the 1992 Plan.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

      In April 1994, the Company adopted the 1994 Stock Option Plan (the 1994
Plan). The 1994 Plan permits the Company to grant incentive and nonqualified stock options to purchase 769,176 shares of the Company's common stock to key executives and employees. The exercise price of incentive stock options will not be less than the fair value of the shares at the date of grant and the exercise price of nonqualified stock options will be determined by the compensation committee of the Company's board of directors, subject to certain restrictions. The vesting and terms of each stock option will be determined by the compensation committee, subject to certain limitations. The 1994 Plan expires 10 years after its effective date.

      A summary of stock option activity under the 1994 Plan follows:


                                              OPTIONS        WEIGHTED AVERAGE
                                            OUTSTANDING       EXERCISE PRICE
                                           -------------     ----------------
Balance at January 28, 1996 ...........        97,300           $   3.28
        Granted .......................       160,000           $  13.43
        Exercised .....................       (21,198)          $   2.39
        Canceled ......................        (4,000)          $  16.44
                                             --------

Balance at January 26, 1997 ...........       232,102           $  10.39
        Granted .......................       176,000           $  12.05
        Exercised .....................        (1,950)          $   3.33
        Canceled ......................       (25,000)          $  10.78
                                             --------

Balance at January 25, 1998 ...........       381,152           $   9.66
        Granted .......................       111,000           $  12.39
        Exercised .....................       (57,634)          $   3.46
        Canceled ......................       (26,834)          $  11.17
                                             --------

Balance at January 31, 1999 ...........       407,684           $  11.19
                                             ========

      At January 31, 1999, there were 280,710 shares reserved for future stock option grants and 194,795 shares were exercisable under the 1994 Plan.

      The weighted average fair value of options granted using the Black-Scholes option pricing model in fiscal 1997, 1998 and 1999 was$8.84, $5.29 and $6.42, respectively, under the 1994 Plan. The following tables summarize information pertaining to stock options outstanding and exercisable at January 31, 1999:


1992 PLAN



                       NUMBER          WEIGHTED-AVERAGE
   RANGE OF        OUTSTANDING AND   REMAINING CONTRACTUAL     WEIGHTED-AVERAGE
EXERCISE PRICES      EXERCISABLE         LIFE (YEARS)           EXERCISE PRICE
----------------   ----------------  ---------------------    ------------------
 $0.11 to $0.78        329,756                4                    $0.18
 $2.22 to $3.33        136,534                5                    $3.20
                      --------
 $0.11 to $3.33        466,290                4                    $1.07
                      --------

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

1994 PLAN

                                                                                          OPTIONS EXERCISABLE
                                                                                   ---------------------------------
                                            WEIGHTED-AVERAGE        WEIGHTED                             WEIGHTED
                                               REMAINING            AVERAGE                               AVERAGE
     RANGE OF              NUMBER           CONTRACTUAL LIFE        EXERCISE            NUMBER           EXERCISE
  EXERCISE PRICES       OUTSTANDING             (YEARS)              PRICE           EXERCISEABLE          PRICE
 ------------------    --------------      -------------------     ----------      ----------------     ------------
 $ 3.33 to $ 6.44           16,850                  6                $ 3.70              14,850            $ 3.33
 $ 6.88 to $ 9.33          156,000                  8                $ 8.05              62,667            $ 8.56
 $10.00 to $14.63          182,334                  8                $12.13             102,444            $11.21
 $15.25 to $21.63           52,500                  9                $18.10              14,834            $18.44
                       ------------                                                   --------
  $3.33 to $21.63          407,684                  8                $11.19             194,795            $10.31
                       ============                                                   ========

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

      The Non-Employee Directors Stock Option Plan adopted in fiscal 1997 permits the issuance of up to 120,000 shares of common stock to directors who are not employees of the Company. Under this plan, 5,000 options to purchase shares of common stock at the fair market value on the date of grant are granted to each non-employee director annually. As of January 25, 1998 and January 31, 1999 options for 57,500 and 82,500 shares, respectively, had been granted to non-employee directors under this Plan.


9. EMPLOYEE STOCK PURCHASE PLAN:

      In May 1996, the stockholders approved the Employee Stock Purchase Plan (the "Stock Purchase Plan") and reserved 100,000 shares of common stock for issuance thereunder. The plan permits full-time employees who meet certain requirements to purchase common stock through payroll deductions (which cannot exceed 10% of each employee's compensation) at 85% of the fair market value at the end of each calendar quarter. The Plan became effective on January 1, 1997. As of January 31, 1999, 57,651 shares remain available for future issuances under the Stock Purchase Plan.

10.   COMMITMENTS AND CONTINGENCIES:

LEASES

      The Company leases its retail facilities pursuant to noncancelable operating leases that expire at various dates through 2020. A number of the leases have renewal options for various periods of time at the option of the Company. Total rental expense included in the accompanying consolidated financial statements for fiscal 1997, 1998 and 1999 is $12,530,000, $17,054,000 and $20,675,000, respectively.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

      The Company is responsible for taxes, utilities, insurance and repairs and maintenance of each of the retail properties. Certain leases require the payment of contingent rentals based on a specified percentage of a store's gross sales, as defined and subject to certain limitations.

      Future minimum rentals required under the operating leases are as follows (in thousands):

Fiscal year ending ---
    2000 .........................................       $ 24,916
    2001 .........................................         25,259
    2002 .........................................         24,628
    2003 .........................................         24,201
    2004 .........................................         24,240
    Thereafter ...................................        286,542
                                                         --------
                                                         $409,786
                                                         ========

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


OTHER

      In fiscal 1997, 1998, and 1999, the Company paid approximately $996,024, $455,484 and $1,313,288, respectively, to a supplier for the design, construction and installation of its signs. The owner of the supplier is the spouse of an officer of the Company.

      The Company believes the foregoing transactions were on terms at least as favorable to the Company as those which could have been obtained elsewhere.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

12.  SUBSEQUENT EVENTS (UNAUDITED)

STOCK REPURCHASE

      Subsequent to fiscal year end, the Company's board of directors authorized the repurchase of up to one million shares of the Company's common stock on the open market through January 31, 2000. During March 1999, the company repurchased one million shares at a cost of approximately $5.67 million. These shares will be held in treasury for future use.


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
(In thousands, except per share data)

                                                                     FISCAL QUARTER ENDED
                                                   ---------------------------------------------------------
                                                    APRIL 27,      JULY 27,      OCTOBER 26,     JANUARY 25,
                                                      1997          1997            1997            1998
                                                   ----------     ---------     ------------    ------------
Sales ......................................       $ 59,493       $ 63,634        $ 71,122        $110,483
Gross profit ...............................         20,600         21,203          26,360          41,279
Income from operations .....................            355            799           1,492          13,747
Net income .................................            470            682           1,043           9,238
Net income per common share, diluted .......       $    .03       $    .04        $    .06        $    .50
Weighted average shares outstanding, diluted         18,355         18,473          18,521          18,548


                                                                     FISCAL QUARTER ENDED
                                                   ---------------------------------------------------------
                                                    APRIL 26,     JULY 26,       OCTOBER 25,     JANUARY 31,
                                                      1998          1998            1998            1999
                                                   ----------     ---------     ------------    ------------
Sales ......................................       $ 68,683       $ 69,585        $ 86,107        $140,367
Gross profit ...............................         24,291         23,734          31,390          52,886
Income (loss) from operations ..............          1,030           (240)         (1,694)         15,654
Net income (loss) ..........................          1,045            168          (1,004)         10,287
Net income (loss) per common share, diluted        $    .06       $    .01        $   (.05)       $    .56
Weighted average shares outstanding, diluted         18,625         18,626          18,507          18,493
