Form 10-Q
period 1999-05-02
GARDEN RIDGE CORP
filed 1999-06-16
CIK 923408

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



              Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarterly Period Ended:         May 2, 1999

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


            CLASS                                   OUTSTANDING AT JUNE 15, 1999
Common Stock, $.01 Par Value                             17,168,595 shares

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   JANUARY 31,   MAY 2,
ASSETS                                                                1999        1999
                                                                   ---------    ---------
CURRENT ASSETS:                                                                (Unaudited)
     Cash and cash equivalents .................................   $  35,882    $  25,177
     Accounts receivable .......................................       2,783        4,414
     Inventories ...............................................      68,009       77,583
     Deferred income taxes .....................................       1,329        1,329
     Prepaid expenses ..........................................       3,756        4,497
     Deposits ..................................................          72           72
                                                                   ---------    ---------
          Total current assets .................................     111,831      113,072
PROPERTY AND EQUIPMENT, at cost:
     Leasehold improvements ....................................      23,770       24,855
     Furniture and fixtures ....................................      18,760       19,553
     Equipment .................................................      34,731       37,158
                                                                   ---------    ---------
           Total property and equipment ........................      77,261       81,566
     Less - Accumulated depreciation and amortization ..........     (27,423)     (30,314)
                                                                   ---------    ---------
           Net property and equipment ..........................      49,838       51,252
OTHER ASSETS:
     Intangible assets, net ....................................       8,855        8,706
                                                                   =========    =========
           Total assets ........................................   $ 170,524    $ 173,030
                                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ..........................................   $  18,731    $  26,708
     Accrued liabilities .......................................       7,149       11,609
     Federal income taxes payable ..............................       6,470        2,009
                                                                   ---------    ---------
           Total current liabilities ...........................      32,350       40,326
DEFERRED INCOME TAXES ..........................................         977          977
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, 18,159,508 and 17,168,595 shares outstanding          183          183
     Paid-in capital ...........................................      94,026       94,078
     Retained earnings .........................................      43,008       43,156
     Less - Treasury stock, 182,442 and 1,182,442 shares at cost         (20)      (5,690)
                                                                   ---------    ---------
            Total stockholders' equity .........................     137,197      131,727
                                                                   ---------    ---------
            Total liabilities and stockholders' equity .........   $ 170,524    $ 173,030
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

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                        THIRTEEN WEEKS ENDED
                                                    ---------------------------
                                                     APRIL 26,        MAY 2,
                                                       1998            1999
                                                    ------------   ------------
SALES ...........................................   $     68,683   $     84,535
COST OF SALES ...................................         44,392         53,929
                                                    ------------   ------------
      Gross profit ..............................         24,291         30,606
OPERATING EXPENSES:
    Store operating .............................         20,518         25,472
    General and administrative ..................          2,599          4,289
    Amortization of intangible assets ...........            144            149
    Preopening costs ............................           --              795
                                                    ------------   ------------
       Total operating expenses .................         23,261         30,705
                                                    ------------   ------------
       Income (loss) from operations ............          1,030            (99)
INTEREST INCOME .................................            604            329
                                                    ------------   ------------
       Income before income taxes ...............          1,634            230
INCOME TAXES ....................................            589             82
                                                    ============   ============
       Net income ...............................   $      1,045   $        148
                                                    ============   ============
INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
       Net income, basic ........................   $        .06   $        .01
       Net income, diluted ......................   $        .06   $        .01

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC ......     17,995,156     17,639,929
                                                    ============   ============
WEIGHTED AVERAGE SHARES OUTSANDING, DILUTED .....     18,625,411     17,973,707
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

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THIRTEEN WEEKS ENDED
                                                                              ----------------------------
                                                                               APRIL 26,         MAY 2,
                                                                                  1998            1999
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...........................................................   $      1,045    $        148
                                                                              ------------    ------------
     Adjustments to reconcile net income to net cash  provided by (used in)
         operating activities --
        Depreciation and amortization of property and  equipment ..........          1,888           2,891
        Amortization of intangible assets .................................            144             149
        (Increase) decrease in assets -
           Accounts receivable ............................................           (649)         (1,631)
           Inventories ....................................................         (3,175)         (9,574)
           Prepaid expenses ...............................................           (789)           (741)
           Deposits .......................................................              4            --
        Increase (decrease) in liabilities -
           Accounts payable ...............................................          5,555           7,977
           Accrued liabilities ............................................           (451)          4,460
           Federal income taxes payable ...................................         (4,895)         (4,461)
                                                                              ------------    ------------
                Total adjustments .........................................         (2,368)           (930)
                                                                              ------------    ------------
                Net cash used in operating  activities ....................         (1,323)           (782)
                                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Marketable securities ................................................          3,150            --
     Capital expenditures .................................................         (1,906)         (4,305)
                                                                              ------------    ------------
           Net cash provided by (used in) investing  activities ...........          1,244          (4,305)
                                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of common stock ...............................             89              52
     Proceeds from exercise of stock options and  warrants ................             14            --
     Net payments for repurchase of common stock ..........................           --            (5,670)
                                                                              ------------    ------------
           Net cash provided by (used in) financing  activities ...........            103          (5,618)
                                                                              ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................             24         (10,705)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................         44,586          35,882
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $     44,610    $     25,177
                                                                              ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:
      Cash paid during the period for --
          Interest ........................................................   $         14    $          9
          Income taxes ....................................................          5,400           4,455

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION:

      The accompanying consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company, all adjustments necessary for the fair presentation of the unaudited results for the periods have been included. Because of the seasonal nature of the Company's business, results for such interim periods are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for fiscal year ended January 31, 1999.

      In April 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to fiscal 2000, preopening costs were deferred and expensed in the month the store opened. The Company adopted the provisions of SOP 98-5 in its financial statements for the first quarter of fiscal 2000, and as a result began expensing preopening costs as incurred. Management believes the implementation of SOP 98-5 will not have a material effect on the Company's financial position, results of operations or cash flows for fiscal 2000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      The Company's fiscal year ends on the last Sunday in January in each year resulting in either a 52 or a 53-week year. References to fiscal years by date refer to the fiscal year ending in that calendar year; for example, "fiscal 2000" refers to the fiscal year ending January 30, 2000.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated income statement data expressed as a percentage of sales.

                                                        THIRTEEN WEEKS ENDED
                                                       -----------------------
                                                       APRIL 26,      MAY 2,
                                                          1998         1999
                                                       ---------     ---------
Sales ..............................................       100.0%        100.0%
Cost of sales ......................................        64.6          63.8
                                                       ---------     ---------
     Gross profit ..................................        35.4          36.2
Operating expenses:
     Store operating ...............................        29.9          30.1
     General and administrative ....................         3.8           5.1
     Amortization of intangible assets .............         0.2           0.2
     Preopening costs ..............................        --             0.9
                                                       ---------     ---------
          Income (loss) from
operations .........................................         1.5          (0.1)
Interest income ....................................         0.9           0.4

Income taxes .......................................        (0.9)         (0.1)
                                                       =========     =========
                   Net income ......................         1.5%          0.2%
                                                       =========     =========


FIRST QUARTER ENDED MAY 2, 1999 COMPARED TO FIRST QUARTER ENDED APRIL 26, 1998

      Sales in the first quarter of fiscal 2000 increased $15.8 million, or 23.1%, to $84.5 million from $68.7 million in the first quarter of fiscal 1999. The increase was primarily attributable to (i) the opening of two stores during February and April of fiscal 2000 and (ii) the results from six stores opened during the second and third quarters of fiscal 1999. This increase was partially offset by a comparable store sales decline of 2%.

      Gross profit as a percentage of sales increased to 36.2% in the first quarter of fiscal 2000 as compared to 35.4% for the comparable period in fiscal 1999. This increase in gross profit as a percentage of sales resulted from higher product selling margins for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999.

      Store operating expenses increased $5.0 million, or 24.1%, in the first quarter of fiscal 2000 primarily as a result of the opening of new stores and increased distribution expenses related to the opening of a new distribution center in Charlotte, North Carolina. Store operating costs as a percentage of sales increased to 30.1% from 29.9% in the comparable period of fiscal 1999.

      General and administrative expenses increased $1.7 million, or 65.0%, to $4.3 million in the first quarter of fiscal 2000 as compared to $2.6 million in the first quarter of fiscal 1999. This increase generally related to corporate personnel additions, management information systems consulting and increased depreciation costs. General and administrative expenses as a percentage of sales increased in the first quarter of fiscal 2000 to 5.1% from 3.8% in the comparable period of fiscal 1999.

      Preopening expenses were $795,000 for the first quarter of fiscal 2000, as compared to none for the first quarter of fiscal 1999, resulting from two stores being opened during the quarter and the adoption of Statement of Position 98-5 (SOP 98-5), "Reporting on Costs of Start Up Activities". No stores were opened during the first quarter of fiscal 1999.

      Interest income was $329,000, or 0.4% of sales in the first quarter of fiscal 2000, as compared to $604,000, or 0.9% of sales in the comparable period of fiscal 1999. This decrease related to the Company's lower investable cash balance.

      Income taxes were $82,000, an effective tax rate of 36.0% for the first quarter of fiscal 2000, compared to $589,000, or 36.0% in the comparable period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of working capital are cash flow from operations and borrowings under its line of credit. The Company had working capital of $72.7 million at May 2, 1999. The Company currently has a $15 million line of credit, which had no outstanding borrowings under it at May 2, 1999. Management believes the Company has sufficient working capital, cash flow from operating activities and available unused credit capacity to sustain current growth plans.

      During the first quarter of fiscal 2000, the Company's board of directors authorized the repurchase of up to one million shares of the Company's common stock. In March 1999, the Company repurchased one million shares at a cost of approximately $5.67 million. These shares will be held in treasury for future use.

YEAR 2000 ISSUES

      The Company is currently assessing the impact of "Year 2000" related issues on its operational and financial computer systems and intends to complete its assessment and testing phases by August 1999. In connection with a management information systems upgrade that the Company has undertaken over the last several years, the Company has recently installed new computer systems that are Year 2000 compliant and will accelerate approximately $2 million in capital costs in fiscal 2000 to replace or upgrade certain management information systems that are not Year 2000 compliant.

      The amount charged to expense in fiscal year 1999, as well as the amounts expected to be charged to expense related to Year 2000 testing and modifications in fiscal 2000, have not been and are not expected to be material to the Company's financial position, results of operations or cash flow.

      In evaluating the risks to the Company, the most serious risk would be interruption in the ability to communicate and interface with suppliers. Management is in the process of surveying the Company's suppliers and believes that in most cases suppliers will be in compliance or have plans to be compliant. The Company believes that in an emergency it could revert to the use of manual systems that do not rely on computers and could perform the minimum functions required to provide information reporting to maintain satisfactory control of business. Should the Company have to utilize manual systems it is uncertain that it could maintain the same level of operations, and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance of this situation and will develop such contingency plans as required by the changing environment.

                           PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

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






Date: June 15, 1999                             GARDEN RIDGE CORPORATION
                                                         (Registrant)


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