Form 10-Q
period 1999-08-01
GARDEN RIDGE CORP
filed 1999-09-14
CIK 923408

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended:         August 1, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                               OUTSTANDING AT SEPTEMBER 13, 1999
-------------------------------                ---------------------------------
 Common Stock, $.01 Par Value                           17,100,536 shares

================================================================================

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     JANUARY 31,        AUGUST 1,
                                                                                                        1999               1999
                                                                                                    ------------       ------------
                                                                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...............................................................      $     35,882       $      9,298
     Accounts receivable .....................................................................             2,783              3,497
     Inventories .............................................................................            68,009             92,327
     Prepaid expenses and other ..............................................................             5,157              6,689
                                                                                                    ------------       ------------
          Total current assets ...............................................................           111,831            111,811
PROPERTY AND EQUIPMENT, at cost:
     Leasehold improvements ..................................................................            23,770             25,370
     Furniture and fixtures ..................................................................            18,760             21,157
     Equipment ...............................................................................            34,731             31,304
                                                                                                    ------------       ------------
           Total property and equipment ......................................................            77,261             77,831
     Less - Accumulated depreciation and amortization ........................................           (27,423)           (31,556)
                                                                                                    ------------       ------------
           Net property and equipment ........................................................            49,838             46,275
OTHER ASSETS:
     Intangible assets, net ..................................................................             8,855              8,548
                                                                                                    ------------       ------------
           Total assets ......................................................................      $    170,524       $    166,634
                                                                                                    ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ........................................................................      $     18,731       $     28,842
     Accrued liabilities .....................................................................             7,149             12,769
     Federal income taxes payable ............................................................             6,470               --
                                                                                                    ------------       ------------
           Total current liabilities .........................................................            32,350             41,611
DEFERRED INCOME TAXES ........................................................................               977                977
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, 18,341,950 and 18,362,978 shares issued....................................               183                184
     Paid-in capital .........................................................................            94,026             94,124
     Retained earnings .......................................................................            43,008             35,983
     Less - Treasury stock, 182,442 and 1,262,442 shares, at cost ............................               (20)            (6,245)
                                                                                                    ------------       ------------
            Total stockholders' equity .......................................................           137,197            124,046
                                                                                                    ------------       ------------
            Total liabilities and stockholders' equity .......................................      $    170,524       $    166,634
                                                                                                    ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THIRTEEN WEEKS ENDED                TWENTY SIX WEEKS ENDED
                                                                 ------------------------------      ------------------------------
                                                                   JULY 26,          AUGUST 1,         JULY 26,          AUGUST 1,
                                                                     1998              1999              1998              1999
                                                                 ------------      ------------      ------------      ------------
SALES ......................................................     $     69,585      $     91,518      $    138,268      $    176,053
COST OF SALES ..............................................           45,851            62,057            90,243           115,986
                                                                 ------------      ------------      ------------      ------------
      Gross profit .........................................           23,734            29,461            48,025            60,067
OPERATING EXPENSES:
    Store operating ........................................           20,399            28,049            40,917            53,521
    General and administrative .............................            3,060             5,427             5,659             9,716
    Amortization of intangibles and deferred charges .......              146               149               290               298
    Preopening costs .......................................              369               626               369             1,421
    Asset impairment .......................................             --               6,569              --               6,569
                                                                 ------------      ------------      ------------      ------------
       Total operating expenses ............................           23,974            40,820            47,235            71,525
                                                                 ------------      ------------      ------------      ------------
       Income (loss) from operations .......................             (240)          (11,359)              790           (11,458)
INTEREST INCOME ............................................              502               151             1,106               480
                                                                 ------------      ------------      ------------      ------------
       Income (loss) before income taxes ...................              262           (11,208)            1,896           (10,978)
INCOME TAXES (BENEFIT) .....................................               94            (4,035)              683            (3,953)
                                                                 ------------      ------------      ------------      ------------
       Net  income (loss) ..................................     $        168      $     (7,173)     $      1,213      $     (7,025)
                                                                 ============      ============      ============      ============
INCOME (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE:
       Net income (loss), basic ............................     $        .01      $       (.42)     $        .07      $       (.40)
       Net income (loss), diluted ..........................     $        .01      $       (.42)     $        .07      $       (.40)

WEIGHTED AVERAGE SHARES OUTSTANDING,
   BASIC ...................................................       18,035,643        17,169,387        18,015,399        17,404,659
                                                                 ============      ============      ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING,
   DILUTED .................................................       18,625,615        17,169,387        18,632,390        17,404,659
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

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    TWENTY-SIX WEEKS ENDED
                                                                                 -----------------------------
                                                                                   JULY 26,         AUGUST 1,
                                                                                     1998             1999
                                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ......................................................    $      1,213     $     (7,025)
                                                                                 ------------     ------------
     Adjustments to reconcile net income (loss) to net cash used in operating activities --
        Depreciation and amortization of property and equipment .............           4,078            5,979
        Asset impairment ....................................................            --              6,569
        Amortization of intangible assets ...................................             298              298
        (Increase) decrease in assets -
           Accounts receivable ..............................................            (721)            (714)
           Inventories ......................................................         (18,666)         (24,318)
           Prepaid expenses and other .......................................          (1,019)             548
        Increase (decrease) in liabilities -
           Accounts payable .................................................           5,114           10,111
           Accrued liabilities ..............................................             888            5,620
           Federal income taxes payable/receivable ..........................          (5,312)          (8,541)
                                                                                 ------------     ------------
                Total adjustments ...........................................         (15,340)          (4,448)
                                                                                 ------------     ------------
                Net cash used in operating activities .......................         (14,127)         (11,473)
                                                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Marketable securities ..................................................           3,150             --
     Capital expenditures ...................................................          (7,334)          (8,985)
     Purchase of land held for sale/leaseback ...............................          (2,515)            --
                                                                                 ------------     ------------
           Net cash used in investing activities ............................          (6,699)          (8,985)
                                                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of common stock .................................             166               99
     Net payments for repurchase of common stock ............................            --             (6,226)
     Proceeds from exercise of stock options and warrants ...................             205                1
                                                                                 ------------     ------------
           Net cash provided by (used in) financing activities ..............             371           (6,126)
                                                                                 ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...................................         (20,455)         (26,584)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................          44,586           35,882
                                                                                 ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................    $     24,131     $      9,298
                                                                                 ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for --
          Interest ..........................................................    $         25     $         19
          Income taxes ......................................................           5,400            4,584
                                                                                 ------------     ------------

     The accompanying notes are an integral part of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION:

      The accompanying consolidated financial statements of Garden Ridge Corporation and Subsidiaries (the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company, all adjustments necessary for the fair presentation of the unaudited results for the periods have been included. Because of the seasonal nature of the Company's business, results for such interim periods are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for fiscal year ended January 31, 1999.

      In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to fiscal 2000, preopening costs were deferred and expensed in the month the store opened. The Company adopted the provisions of SOP 98-5 in its financial statements for the first quarter of fiscal 2000, and as a result began expensing preopening costs as incurred. Management believes the implementation of SOP 98-5 will not have a material effect on the Company's financial position, results of operations or cash flows for fiscal 2000.

2.    MAJOR EVENTS:

      Included in the results of operations for the thirteen weeks ending August 1, 1999 were one time pretax charges totaling $10.3 million ($6.6 million after tax). Such charges relate to a $3.0 million inventory productivity charge and a $750,000 charge for the recruitment expense of a new Chief Executive Officer. In addition, the Company decided in the second quarter to replace certain proprietary management information systems with an industry standard integrated business solution. The Company recorded a pre-tax charge of $6.6 million, related to the estimated remaining book value of these management information systems at the anticipated date of conversion.

3.    SUBSEQUENT EVENTS:

      On August 26, 1999, the Company authorized the commencement of a tender offer to purchase up to three million shares of the Company's common stock at a price of $7.00 per share, net to the seller. The offer expires on September 23, 1999, unless extended.

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

RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated income statement data expressed as a percentage of sales.

                                                                   THIRTEEN WEEKS ENDED              TWENTY SIX WEEKS ENDED
                                                             -------------------------------     ------------------------------
                                                              JULY 26,           AUGUST 1,         JULY 26,          AUGUST 1,
                                                                1998               1999              1998               1999
                                                             ------------       ------------     ------------      ------------
Sales ................................................             100.0%            100.0%            100.0%           100.0%
Cost of sales ........................................              65.9              67.8              65.3             65.9
                                                             ------------       ------------     ------------      ------------
     Gross profit ....................................              34.1              32.2              34.7             34.1
Operating expenses:
     Store operating .................................              29.3              30.6              29.6             30.4
     General and administrative ......................               4.4               5.9               4.1              5.6
     Amortization of intangibles and deferred charges                0.2               0.2               0.2              0.2
     Preopening costs ................................               0.5               0.7               0.2              0.8
     Asset impairment ................................            --                   7.2            --                  3.7
                                                             ------------       ------------     ------------      ------------
          Income (loss) from operations ..............              (0.3)            (12.4)              0.6             (6.6)
Interest income ......................................               0.7               0.2               0.8              0.3
Income taxes (benefit) ...............................               0.2              (4.4)              0.5             (2.3)
                                                             ------------       ------------     ------------      ------------
               Net income (loss) .....................               0.2%             (7.8)%             0.9%            (4.0)%
                                                             ============       ============     ============      ============

SECOND QUARTER ENDED AUGUST 1, 1999 COMPARED TO SECOND QUARTER ENDED
JULY 26, 1998

       Sales in the second quarter of fiscal 2000 increased $21.9 million, or 31.5%, to $91.5 million from $69.6 million in the second quarter of fiscal 1999. The increase was primarily attributable to (i) the opening of two stores during May and June of fiscal 2000 and (ii) the results from five stores opened during the third quarter of fiscal 1999. Comparable store sales remained even with the same period of the prior year.

       Gross profit as a percentage of sales decreased to 32.2% in the second quarter of fiscal 2000 as compared to 34.1% for the comparable period in fiscal 1999. This decrease in gross profit as a percentage of sales resulted from a $2.2 million inventory markdown charge included as part of an overall $3.0 million inventory productivity charge recorded during the second quarter of fiscal 2000. Excluding the markdown charge, gross profit as a percentage of sales increased 1.0 percentage points as a result of increased product selling margins.

      Store operating expenses increased $7.7 million, or 37.5%, in the second quarter of fiscal 2000 primarily as a result of the aforementioned opening of new stores and increased distribution expenses related to the opening of a new distribution center in Charlotte, North Carolina. Store operating costs as a percentage of sales increased to 30.6% from 29.3% in the comparable period of fiscal 1999, primarily because of $0.8 million of store operating expenses associated with the aforementioned inventory productivity charge and increased distribution expenses.

      General and administrative expenses increased $2.3 million, or 77.4%, to $5.4 million in the second quarter of fiscal 2000 as compared to $3.1 million in the second quarter of fiscal 1999. General and administrative expenses as a percentage of sales increased in the second quarter of fiscal 2000 to 5.9% from 4.4% in the comparable period of fiscal 1999. These increases are related to corporate personnel additions, management information systems consulting expenses, increased depreciation costs and a $750,000 charge for the recruitment of a new Chief Executive Officer.

      Preopening expenses were $626,000 for the second quarter of fiscal 2000, as compared to $369,000 for the second quarter of fiscal 1999, resulting from two stores being opened during the second quarter of fiscal 2000 compared to one store in the prior year, and the adoption of Statement of Position 98-5, "Reporting on Costs of Start Up Activities" ("SOP 98-5").

      During the second quarter of fiscal 2000, the Company decided to replace certain proprietary management information systems with an industry standard business solution. In connection with this decision, the Company recorded a pretax charge of $6.6 million to record the impairment of the remaining net book value of such management information systems at the anticipated date of replacement.

      Interest income was $151,000, or 0.2% of sales in the second quarter of fiscal 2000, as compared to $502,000, or 0.7% of sales in the comparable period of fiscal 1999. This decrease is due to the Company's lower amount of invested cash balances.

      Income taxes expense (benefit) was recorded at an effective tax rate of 36% during both fiscal quarters.

TWENTY SIX WEEKS ENDED AUGUST 1, 1999 COMPARED TO TWENTY SIX WEEKS ENDED JULY 26, 1998

      Sales in the first half of fiscal 2000 increased $37.8 million, or 27.3%, to $176.1 million from $138.3 million in the first half of fiscal 1999. The increase was primarily attributable to (i) the opening of four stores during the first six months of fiscal 2000 and (ii) the results from five stores opened during the third quarter of fiscal 1999. Comparable store sales declined 2% from the same period of the prior year.

      Gross profit as a percentage of sales decreased to 34.1% in the first half of fiscal 2000, as compared to 34.7% for the comparable period in fiscal 1999. This decrease in gross profit as a percentage of sales resulted from a $2.2 million inventory markdown charge included as part of an overall $3.0 million inventory productivity charge recorded during the second quarter. Excluding the markdown charge, gross profit as a percentage of sales increased 1.4 percentage points as a result of increased product selling margins.

      Store operating expenses increased $12.6 million, or 30.8%, in the first half of fiscal 2000 primarily as a result of the aforementioned opening of new stores and increased distribution expenses related to the opening of a new distribution center in Charlotte, North Carolina. Store operating costs as a percentage of sales increased to 30.4% from 29.6% in the comparable period of fiscal 1999, primarily because of $0.8 million of store operating expenses associated with the aforementioned inventory productivity charge and increased distribution expenses.

      General and administrative expenses increased $4.0 million, or 71.7%, to $9.7 million in the first half of fiscal 2000 as compared to $5.7 million in the same period last year. As a percentage of sales, general and administrative expenses increased to 5.5% for the first half of fiscal 2000 compared to 4.1% for the same period last year. These increases are related to corporate personnel additions, management information systems consulting, increased depreciation costs and a $750,000 charge for the recruitment of a new Chief Executive Officer.

      Preopening expenses were $1.4 million for the first half of fiscal 2000, as compared to $369,000 for the same period of fiscal 1999, resulting from four stores being opened during the current fiscal year compared to one store in the prior fiscal year, and the adoption of SOP 98-5.

      During the second quarter of fiscal 2000, the Company decided to replace certain proprietary management information systems with an industry standard business solution. In connection with this decision, the Company recorded a pretax charge of $6.6 million to record the impairment of the remaining net book value of such management information systems at the anticipated date of replacement.

      Interest income was $480,000, or 0.3% of sales in the first half of fiscal 2000, as compared to $1.1 million, or 0.8% of sales in the same period last year. These decreases are due to the Company's lower amount of invested cash balances.

      Income taxes expense (benefit) was recorded at an effective tax rate of 36% during both fiscal periods.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of working capital are its cash flows from operations and borrowings under its line of credit. The Company had net working capital of $70.2 million at August 1, 1999 and no borrowings under its then-existing bank line of credit agreement. On August 24, 1999, the Company executed its Third Amended and Restated Credit Agreement with a commercial bank. Such agreement provides for cash borrowings or issuances of letters of credit of up to $30.0 million through November 15, 1999 and $25.0 million thereafter. Interest on borrowings is calculated at the Company's option at the prime rate of the bank or its LIBOR rate plus 1.5%. Letter of credit fees are charged at the rate of 1.5% per annum. Any and all borrowings must be repaid annually on a day between November 15 and January 2 of each year, after which no borrowings may occur for sixty days. Any remaining unpaid balance matures on June 30, 2001. Proceeds from the borrowings are to be used for general corporate purposes. Management believes the Company has sufficient working capital, cash flow from operating activities and available unused credit capacity to sustain current growth plans.

      During the first quarter of fiscal 2000, the Company's board of directors authorized the repurchase of up to one million shares of the Company's common stock. In March 1999, the Company repurchased all one million shares at a cost of approximately $5.7 million.

      On July 13, 1999, the Company announced that its board of directors had authorized the repurchase of up to an additional three million shares of the Company's common stock on the open market. Through August 1, 1999, the Company had repurchased 90,000 shares of its common stock under this repurchase program at a cost of approximately $556,000.

      On August 25, 1999, the Company filed with the Securities and Exchange Commission a tender offer to repurchase for cash up to three million shares of its common stock at a purchase price of $7.00 per share. Such tender offer supercedes the aforementioned July 13, 1999 open market offer. The tender offer is currently scheduled to expire on September 23, 1999.

      All of the shares repurchased pursuant to the above will be held in treasury for future use.


YEAR 2000 ISSUES

      As part of a management information systems upgrade undertaken by the Company over the last several years, the Company has installed new computer systems that are Year 2000 compliant. The Company has also accelerated approximately $2 million in costs to fiscal 2000 to replace or upgrade certain previously identified management information systems that were not Year 2000 compliant. In addition, the Company also initiated and, in August 1999 completed, a general assessment and testing of the impact of Year 2000 date related issues. All significant Year 2000 date related issues identified in this assessment are anticipated to be resolved by October 1999.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 10, 1999. At such meeting, seven directors were elected to serve as directors of the Company for one year. In addition, shareholders approved an amendment to the Amended and Restated 1994 Stock Option Plan and ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending January 30, 2000.

                                                    VOTES AGAINST
                                                     OR WITHHELD       VOTES        BROKER
  PROPOSAL                            VOTES FOR       AUTHORITY      ABSTAINED     NON-VOTES
  --------                            ----------    -------------    ----------    ----------
1. Election of Directors:
       Armand Shapiro ............    15,386,322          186,916             0             0
       Terry S. Boyce ............    15,385,122          188,116             0             0
       Alyson Henning ............    15,385,322          187,916             0             0
       Ira Neimark ...............    15,383,562          189,676             0             0
       Sam J. Susser .............    15,385,262          187,976             0             0
       Barbara S. Tapp ...........    15,384,222          189,016             0             0
       H. Whitney Wagner .........    15,385,222          188,016             0             0

2. Approval, adoption and
     ratification of the amendment
     to the Amended and Restated
     1994 Stock Option Plan to
     increase the number of shares
     by 1,200,000 ................    11,895,194          882,524        16,770     2,778,750

3. Approval and ratification of
    the appointment of Arthur
    Andersen LLP as the
    Company's independent
    public accountants for the
    fiscal year ending January
    30, 2000 .....................    15,544,711           14,372        14,155             0

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS
                  The following exhibits are filed with this report:

                  3    - Amended and Restated Bylaws
                  10.1 - Amended and Restated 1994 Stock Option Plan
                  10.2 - Amended and Restated 1996 Non-Employee Director Stock
                         Option Plan
                  10.3 - Employment Agreement dated June 1, 1999 between Garden
                         Ridge Management, Inc. and Armand Shapiro
                  10.4 - Employment Agreement dated June 7, 1999 between Garden
                         Ridge, L.P. and Paul T. Davies
                  27   - Financial Data Schedule

            (b)   REPORTS ON FORM 8-K
                  The Company filed no reports on Form 8-K during the period covered by this report.

                            GARDEN RIDGE CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.

Date:  September 13, 1999                       GARDEN RIDGE CORPORATION
                                                      (Registrant)


                                      By:          /s/ JANE L. ARBUTHNOT
                                         ---------------------------------------
                                                    Jane L. Arbuthnot
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

                                                                      SEQUENTIAL
EXHIBIT NUMBER     DESCRIPTION                                       PAGE NUMBER
---------------    -----------                                       -----------
     3             Amended and Restated Bylaws

     10.1          Amended and Restated 1994 Stock Option Plan

     10.2          Amended and Restated 1996 Non-Employee Director
                   Stock Option Plan

     10.3 Employment Agreement dated June 1, 1999 between Garden Ridge Management, Inc. and Armand Shapiro

     10.4 Employment Agreement dated June 7, 1999 between Garden Ridge, L.P. and Paul T. Davies

     27            Financial Data Schedule