Form 10-Q
period 1999-10-31
GARDEN RIDGE CORP
filed 1999-12-14
CIK 923408

==============================================================================

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


              Quarterly Report Pursuant to Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934


For Quarterly Period Ended:         October 31, 1999

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


          CLASS                              OUTSTANDING AT DECEMBER 10, 1999
Common Stock, $.01 Par Value                        15,917,300 shares
==============================================================================

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     JANUARY      OCTOBER
ASSETS                                                               31, 1999    31, 1999
                                                                    ---------    ---------
                                                                                (UNAUDITED)
CURRENT ASSETS: .................................................
     Cash and cash equivalents ..................................   $  35,882    $   1,242
     Accounts receivable ........................................       2,783        4,189
     Inventories ................................................      68,009      110,426
     Prepaid expenses and other .................................       5,157        6,497
                                                                    ---------    ---------
          Total current assets ..................................     111,831      122,354
PROPERTY AND EQUIPMENT, at cost:
     Leasehold improvements .....................................      23,770       25,981
     Furniture and fixtures .....................................      18,760       22,823
     Equipment ..................................................      34,731       32,251
                                                                    ---------    ---------
           Total property and equipment .........................      77,261       81,055
     Less - Accumulated depreciation and amortization ...........     (27,423)     (33,610)
                                                                    ---------    ---------
           Net property and equipment ...........................      49,838       47,445
OTHER ASSETS:
     Intangible assets, net .....................................       8,855        8,488
                                                                    ---------    ---------
           Total assets .........................................   $ 170,524    $ 178,287
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ...........................................   $  18,731    $  46,263
     Accrued liabilities ........................................       7,149       15,346
     Federal income taxes payable ...............................       6,470         --
                                                                    ---------    ---------
           Total current liabilities ............................      32,350       61,609
DEFERRED INCOME TAXES ...........................................         977          977
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock 18,341,950 and 18,370,333 shares issued .......         183          184
     Paid-in capital ............................................      94,026       94,172
     Retained earnings ..........................................      43,008       36,134
     Less - Treasury stock, 182,442 and 2,453,033 shares, at cost         (20)     (14,789)
                                                                    ---------    ---------
            Total stockholders' equity ..........................     137,197      115,701
                                                                    ---------    ---------
            Total liabilities and stockholders' equity ..........   $ 170,524    $ 178,287
                                                                    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                                       ----------------------------    ----------------------------
                                                        OCTOBER 25,     OCTOBER 31,     OCTOBER 25,     OCTOBER 31,
                                                           1998            1999            1998            1999
                                                       ------------    ------------    ------------    ------------
SALES ..............................................   $     86,107    $    105,218    $    224,375    $    281,271
COST OF SALES ......................................         54,717          66,012         144,960         181,998
                                                       ------------    ------------    ------------    ------------
      Gross profit .................................         31,390          39,206          79,415          99,273
OPERATING EXPENSES:
    Store operating ................................         26,908          32,714          67,825          86,235
    General and administrative .....................          4,177           5,500           9,836          15,216
    Amortization of intangibles and deferred charges            149             158             439             456
    Preopening costs ...............................          1,850             571           2,219           1,992
    Asset impairment ...............................           --              --              --             6,569
                                                       ------------    ------------    ------------    ------------
       Total operating expenses ....................         33,084          38,943          80,319         110,468
                                                       ------------    ------------    ------------    ------------
       Income (loss) from operations ...............         (1,694)            263            (904)        (11,195)
INTEREST INCOME (EXPENSE) ..........................            125             (27)          1,231             453
                                                       ------------    ------------    ------------    ------------

       Income (loss) before income taxes ...........         (1,569)            236             327         (10,742)
INCOME TAXES (BENEFIT) .............................           (565)             85             118          (3,868)
                                                       ------------    ------------    ------------    ------------
       Net  income (loss) ..........................   $     (1,004)   $        151    $        209    $     (6,874)
                                                       ============    ============    ============    ============


INCOME (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE:

       Net income (loss), basic ....................   $       (.06)   $        .01    $        .01    $       (.40)

       Net income (loss), diluted ..................   $       (.06)   $        .01    $        .01    $       (.40)


WEIGHTED AVERAGE SHARES OUTSTANDING,
   BASIC ...........................................     18,071,640      16,658,273      18,034,151      17,155,864
                                                       ------------    ------------    ------------    ------------
WEIGHTED AVERAGE SHARES OUTSTANDING,
   DILUTED .........................................     18,071,640      17,037,116      18,584,476      17,155,864
                                                       ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                    GARDEN RIDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                THIRTY-NINE WEEKS ENDED
                                                                                ----------    ----------
                                                                                OCTOBER 25,   OCTOBER 31,
                                                                                   1998          1999
                                                                                ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ......................................................   $      209    $   (6,874)
                                                                                ----------    ----------
     Adjustments to reconcile net income (loss) to net cash used in operating activities --
        Depreciation and amortization of property and equipment .............        6,566         9,208
        Asset impairment ....................................................         --           6,569
        Amortization of intangible assets ...................................          439           456
        (Increase) decrease in assets -
           Accounts receivable ..............................................       (2,389)       (1,406)
           Inventories ......................................................      (48,511)      (42,417)
           Prepaid expenses and other .......................................         (553)          619
        Increase (decrease) in liabilities -
           Accounts payable .................................................       18,650        27,532
           Accrued liabilities ..............................................        2,571         8,197
           Federal income taxes payable/receivable ..........................       (6,025)       (8,518)
                                                                                ----------    ----------
                Total adjustments ...........................................      (29,252)          240
                                                                                ----------    ----------
                Net cash used in operating activities .......................      (29,043)       (6,634)
                                                                                ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Marketable securities ..................................................        3,150          --
     Capital expenditures ...................................................      (15,882)      (13,384)
                                                                                ----------    ----------
           Net cash used in investing activities ............................      (12,732)      (13,384)
                                                                                ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of common stock .................................          234           146
     Net payments for repurchase of common stock ............................         --         (14,769)
     Proceeds from exercise of stock options and warrants ...................          359             1
     Common stock re-issued from treasury ...................................           12          --
                                                                                ----------    ----------
           Net cash provided by (used in) financing activities ..............          605       (14,622)
                                                                                ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...................................      (41,170)      (34,640)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................       44,586        35,882
                                                                                ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................   $    3,416    $    1,242
                                                                                ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for --
          Interest ..........................................................   $       35    $       27
          Income taxes ......................................................        6,400         4,584

     The accompanying notes are an integral part of these consolidated financial statements.

                     GARDEN RIDGE CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     BASIS OF PRESENTATION:

      The accompanying consolidated financial statements of Garden Ridge Corporation and Subsidiaries (the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company, all adjustments necessary for the fair presentation of the unaudited results for the periods have been included. Because of the seasonal nature of the Company's business, results for such interim periods are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

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

2.    SUBSEQUENT EVENT:

   On November 22, 1999, GR Acquisition Corporation ("GRAC"), a wholly owned subsidiary of GRDG Holdings LLC ("Holdings"), and the Company announced that they have executed a definitive merger agreement under which GRAC commenced a cash tender offer to acquire all of the outstanding shares of the Company, other than those already owned by GRAC or its affiliates, for $11.50 per share. The tender offer is scheduled to expire on December 22, 1999.

   In order to consummate the merger, at least 51% of the shares of the Company not owned by GRAC or Holdings must be tendered in response to the offer. As of November 22, 1999, Holdings owned approximately 30.9% of the Company's common stock.

3.    MAJOR EVENTS:

   Included in the results of operations for the thirty-nine weeks ending October 31, 1999 were one time pretax charges totaling $10.3 million ($6.6 million after tax). Such charges relate to a $3.0 million inventory productivity charge and a $750,000 charge for the recruitment expense of a new chief executive officer. In addition, the Company decided to replace certain proprietary management information systems with an industry standard integrated business solution. The Company recorded a pre-tax charge of $6.6 million, related to the estimated remaining book value of these management information systems at the anticipated date of conversion.

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

RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated income statement data expressed as a percentage of sales.

                                                  THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                -------------------------    -------------------------
                                                OCTOBER 25,    OCTOBER 31,   OCTOBER 25,    OCTOBER 31,
                                                   1998           1999          1998           1999
                                                ----------     ----------    ----------     ----------
Sales .......................................        100.0%         100.0%        100.0%         100.0%
Cost of sales ...............................         63.6           62.7          64.6           64.7
                                                ----------     ----------    ----------     ----------
     Gross profit ...........................         36.4           37.3          35.4           35.3
Operating expenses:
     Store operating ........................         31.2           31.1          30.2           30.7
     General and administrative .............          4.9            5.2           4.4            5.4
     Amortization of intangibles and deferred
        charges .............................          0.2            0.2           0.2            0.2
     Preopening costs .......................          2.1            0.5           1.0            0.7
     Asset impairment .......................         --             --            --              2.3
                                                ----------     ----------    ----------     ----------
          Income (loss) from operations .....         (2.0)           0.3          (0.4)          (4.0)
Interest income (expense) ...................          0.1           --             0.6            0.2
Income taxes (benefit) ......................          0.7            0.2          (0.1)          (1.4)
                                                ----------     ----------    ----------     ----------
               Net income (loss) ............         (1.2)%          0.1%          0.1%          (2.4)%
                                                ----------     ----------    ----------     ----------

THIRD QUARTER ENDED OCTOBER 31, 1999 COMPARED TO THIRD QUARTER ENDED OCTOBER 25, 1998

       Sales in the third quarter of fiscal 2000 increased $19.1 million, or 22%, to $105.2 million from $86.1 million in the third quarter of fiscal 1999. The increase was primarily attributable to (i) the opening of six stores during the first three quarters of fiscal 2000 and (ii) the results from five stores opened during the third quarter of fiscal 1999. Comparable store sales increased 2% compared with the same period of the prior year.

       Gross profit as a percentage of sales increased to 37.3% in the third quarter of fiscal 2000 as compared to 36.4% for the comparable period in fiscal 1999. This increase in gross profit as a percentage of sales resulted from increased product selling margins.

       Store operating expenses increased $5.8 million, or 22%, in the third quarter of fiscal 2000 to $32.7 million, primarily as a result of the aforementioned opening of new stores. Store operating costs as a percentage of sales decreased slightly to 31.1% from 31.2% in the comparable period of fiscal 1999.

         General and administrative expenses increased $1.3 million, or 32%, to $5.5 million in the third quarter of fiscal 2000 as compared to $4.2 million in the third quarter of fiscal 1999 as a result of the new store openings. General and administrative expenses as a percentage of sales amounted to 5.2% in the third quarter of fiscal 2000 compared to 4.9% in the comparable period of fiscal 1999. These increases are related to corporate personnel additions, management information systems consulting and increased depreciation costs.

      Pre-opening expenses were $571,000 for the third quarter of fiscal 2000, as compared to $1.9 million for the third quarter of fiscal 1999, resulting from two stores being opened during the third quarter of fiscal 2000 compared to five stores in the prior year, and the adoption of Statement of Position 98-5, "Reporting on Costs of Start Up Activities" ("SOP 98-5").

      Net interest income (expense) was $(27,000) in the third quarter of fiscal 2000, as compared to $125,000 in the comparable period of fiscal 1999. This decrease is due to the Company's lower amount of invested cash balances and intermittent borrowings on its revolving line of credit.

      Income taxes expense (benefit) was recorded at an effective tax rate of 36% during both fiscal quarters.

THIRTY-NINE WEEKS ENDED OCTOBER 31, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 25, 1998

      Sales in the first three quarters of fiscal 2000 increased $56.9 million, or 25%, to $281.3 million from $224.4 million in the first three quarters of fiscal 1999. This increase was primarily attributable to the opening of six stores during each of the first nine months of fiscal 2000 and fiscal 1999. Comparable store sales declined 1% from the same period of the prior year.

      Gross profit as a percentage of sales decreased to 35.3% in the first three quarters of fiscal 2000, as compared to 35.4% for the comparable period in fiscal 1999. This slight decrease in gross profit as a percentage of sales resulted from a $2.2 million inventory markdown charge included as part of an overall $3.0 million inventory productivity charge recorded during the second fiscal quarter. Excluding the markdown charge, gross profit as a percentage of sales increased 1.6 percentage points as a result of increased product selling margins.

      Store operating expenses increased $18.4 million, or 27%, in the first three quarters of fiscal 2000 primarily as a result of the aforementioned opening of new stores and increased distribution expenses related to the opening of a new distribution center in Charlotte, North Carolina during the second quarter of fiscal 2000. Store operating costs as a percentage of sales increased to 30.7% from 30.2% in the comparable period of fiscal 1999, primarily because of $0.8 million of store operating expenses associated with the aforementioned inventory productivity charge and increased distribution expenses.

      General and administrative expenses increased $5.4 million, or 55%, to $15.2 million in the first three quarters of fiscal 2000 as compared to $9.8 million in the same period last year. As a percentage of sales, general and administrative expenses increased to 5.4% for the first three quarters of fiscal 2000 compared to 4.4% for the same period last year. These increases are related to corporate personnel additions, management information systems consulting, increased depreciation costs and a charge for the recruitment of a new chief executive officer.

      Pre-opening expenses were $2.0 million for the first three quarters of fiscal 2000, as compared to $2.2 million for the same period of fiscal 1999, resulting from six stores being opened during each of the year-to-date periods, and the adoption of SOP 98-5.

      During the second quarter of fiscal 2000, the Company decided to replace certain proprietary management information systems with an industry standard business solution. In connection with this decision, the Company recorded a pretax charge of $6.6 million to record the impairment of the remaining net book value of such management information systems at the anticipated date of replacement.

      Interest income was $453,000, or 0.2% of sales in the first three quarters of fiscal 2000, as compared to $1.2 million, or 0.6% of sales in the same period last year. These decreases are due to the Company's lower amount of invested cash balances and intermittent borrowings on its line of credit.

      Income taxes expense (benefit) was recorded at an effective tax rate of 36% during both fiscal periods.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of working capital are its cash flows from operations and borrowings under its line of credit. The Company had net working capital of $60.7 million at October 31, 1999 and no borrowings under its then-existing bank line of credit agreement. On August 24, 1999, the Company executed its Third Amended and Restated Credit Agreement with a commercial bank. Such agreement provides for cash borrowings or issuances of letters of credit of up to $30.0 million through November 15, 1999 and $25.0 million thereafter. Interest on borrowings is calculated at the Company's option at the prime rate of the bank or its LIBOR rate plus 1.5%. Letter of credit fees are charged at the rate of 1.5% per annum. Any and all borrowings must be repaid annually on a day between November 15 and January 2 of each year, after which no borrowings may occur for sixty days. Any remaining unpaid balance matures on June 30, 2001. Proceeds from the borrowings are to be used for general corporate purposes. Management believes the Company has sufficient working capital, cash flow from operating activities and available unused credit capacity to sustain current growth plans.

      During the thirty-nine weeks ending October 31, 1999, the Company's investing activities consisted of $13.4 million of capital expenditures. Such expenditures consisted primarily of $6.3 million related to new store openings, $2.0 million for the opening of a second distribution center in Charlotte, North Carolina, $3.3 million for enhancements to its information technology equipment and $1.8 million of other capital additions.

      During the thirty-nine weeks ending October 31, 1999, the Company's financing activities consisted primarily of repurchases of its common stock. In connection therewith, during the first half of fiscal 2000, the Company's board of directors authorized the repurchase of up to four million shares of the Company's common stock on the open market. In March 1999, the Company repurchased one million shares of its common stock at a cost of $5.7 million and in July 1999, the Company purchased an additional 90,000 shares at a cost of $556,000. On August 23, 1999, the Company initiated a tender offer to repurchase for cash up to three million shares of its common stock at a purchase price of $7.00 per share. The tender offer expired on September 23, 1999 and resulted in the repurchase of 1,190,591 shares at a total cost of $8.5 million.

      All of the shares repurchased pursuant to the above are held in treasury for future use.

       On November 22, 1999, GR Acquisition Corporation ("GRAC"), a wholly owned subsidiary of GRDG Holdings LLC ("Holdings"), and the Company announced that they have executed a definitive merger agreement under which GRAC commenced a cash tender offer to acquire all of the outstanding shares of the Company, other than those already owned by GRAC or its affiliates, for $11.50 per share. The tender offer is scheduled to expire on December 22, 1999.

       In order to consummate the merger, at least 51% of the shares of the Company not owned by GRAC or Holdings must be tendered in response to the offer. As of November 22, 1999, Holdings owned approximately 30.9% of the Company's common stock.

YEAR 2000 ISSUES

      As part of a management information systems upgrade undertaken by the Company over the last several years, the Company has installed new computer systems that are Year 2000 compliant. The Company has also accelerated approximately $2 million in costs to fiscal 2000 to replace or upgrade certain previously identified management information systems that were not Year 2000 compliant. In addition, the Company also initiated and, in August 1999 completed, a general assessment and testing of the impact of Year 2000 date related issues. All significant Year 2000 date related issues identified in this assessment have been resolved.

      The amount charged to expense in fiscal year 1999, as well as the amounts expected to be charged to expense related to Year 2000 testing and modifications in fiscal 2000, have not been and are not expected to be material to the Company's financial position, results of operations or cash flow.

      In evaluating the risks to the Company, the most serious risk would be interruption in the ability to communicate and interface with suppliers. Management has surveyed the Company's suppliers and believes that in most cases suppliers will be in compliance or have plans to be compliant. The Company believes that in an emergency it could revert to the use of manual systems that do not rely on computers and could perform the minimum functions required to provide information reporting to maintain satisfactory control of business. Should the Company have to utilize manual systems it is uncertain that it could maintain the same level of operations, and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance of this situation and will develop such contingency plans as required by the changing environment.

                           PART II - OTHER INFORMATION

Items 1, 2, 3 and 4 are not applicable and have been omitted.

ITEM 5.     OTHER INFORMATION

            The Company filed a report on Form 8-K on November 23, 1999 announcing that it had executed a definitive merger agreement under which GRAC commenced a cash tender offer to acquire all of the outstanding shares of the Company, other than those already owned by GRAC or its affiliates, for $11.50 per share. The tender offer is scheduled to expire on December 22, 1999.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS
                  The following exhibits are filed with this report:

                  27 -  Financial Data Schedule

            (b)   REPORTS ON FORM 8-K
                  The Company filed no reports on Form 8-K during the period covered by this report. See Item 5.

                           GARDEN RIDGE CORPORATION

                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned thereunto duly authorized.






Date:  December 13, 1999                        GARDEN RIDGE CORPORATION
                                                      (Registrant)

                                      By:        /s/ JANE L. ARBUTHNOT
                                          --------------------------------------
                                                    Jane L. Arbuthnot
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

                                                                   SEQUENTIAL
EXHIBIT NUMBER          DESCRIPTION                               PAGE NUMBER
--------------          -----------                               -----------
     27                 Financial Data Schedule                       13